Form 10KSB
period 2006-01-31
HOMASSIST CORP
filed 2006-05-16
CIK 1321099

HOMASSIST CORPORATION

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

JANUARY 31, 2006

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January  31, 2006

OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ______________

Commission File Number 333-124405

HOMASSIST CORPORATION

(Exact name of registrant as specified in its charter)

NEVADA	98-0434357
State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)

107-1520 McCallum Rd Suite# 29, Abbotsford, British Columbia, Canada, V2S 8B2

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code:  (604) 592-3574

     Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.001 Par Value

(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. __Yes_X_No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ___X____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes __  No _X__

Net revenues for its most recent fiscal year: $nil

Aggregate market value of the voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold as of May 15, 2006: $60,000

Number of common voting shares outstanding as of May 15, 2006: 2,800,000

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g. Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

Transitional Small Business Disclosure Format (Check one): _________Yes

__________No

DOCUMENTS INCORPORATED BY REFERENCE – SB2 Registration Statement Amendment 4 filed on December 27, 2005, SEC File Number 333-124405 and as described in this Form 10-KSB annual report.

PART I

ITEM 1.     DESCRIPTION OF BUSINESS.

Homassist Corporation (referred to in this prospectus as “Homassist, “us”, “we” and “our”) was incorporated on July 15, 2004, in the State of Nevada.  The Company's principal executive offices are located at #107- 1520 McCallum Rd Unit #29, Abbotsford, British Columbia, Canada V2S 8B2.  Our telephone number is (604) 592-3574.

Homassist is a development stage company.  We have not had any revenues or operations and we have few assets.  Since incorporation, we have not made any significant purchases or sale of assets, nor have we been involved in any mergers, acquisitions or consolidations.  We have never declared bankruptcy, been in receivership, or been involved in any legal action or proceedings.

Our initial operations with respect to our business plan commenced subsequent to our January 2006 fiscal year, concurrent with the completion of our public offering.

Prior to the offering, our principal activities consisted only of initial organizational activities and the issuance of common shares to our original affiliate shareholders. On February 2, 2006 our registration statement on Form SB-2 was declared effective, enabling a registered offering of a maximum of 600,000 common shares at a price of $0.10 per share. On March 31, 2006, subsequent to our fiscal year end, we accepted subscriptions for 600,000 shares from 40 investors, raising a total of $60,000. At present, our common shares are not posted for trading or listed on any exchange. 2,200,000 of 2,800,000 outstanding common shares are currently held by our officers and directors.

We are in the process of establishing ourselves as an educational service provider for non-professional caregivers, to aid them in the proper methods and mechanics of home care for the disabled and/or elderly.  We believe there is a market for assisted living as a viable alternative to nursing homes and hospitals, which are either facing closures and downsizing, or significantly increasing costs. We believe the need for such an alternative will help family and friends cope and provide the long term care needs for their loved ones. Our intention is that the education and tools that we provide to the caregiver will result in an enhanced quality of life for those in need of assistance.

We have not had any discussions or plans to acquire or merge with any other business or company.

Principal Products and Services

Our plan is to market private, individual and group classes that will give prospective non-professional caregivers the ability to care for an elderly or an intellectually or physically challenged person(s). This is intended to be independent of whether it be in the caregiver’s home or the residence of the one receiving care.  The classes are intended to give instruction on how to provide comfort and care to the disabled; pain management and symptoms; effective communication skills, and how to obtain practical and emotional support from available circles within the community. Care giving and practical skills will be taught, including care for the disabled within a home setting, aspects of physical care and nutrition, and how to move a person safely.  We plan to offer tutoring in group and individual settings.  At present, the company expects that our services will include presentation of community seminars to various church groups, service groups and clubs as well as being open to the community at large.  We will lease the facility for these classes.

Seminars and teaching in a classroom setting will be used to cover basic homecare issues such as preparing for the in home care of a loved one, the need for support services and available community resources.  At these sessions we will also introduce our availability for private, at home, tutorials tailored for the individual’s needs.  Our one on one instruction conducted in the home of a person requiring care will be designed around the needs of the person requiring care and his or her caregiver. Therefore what we teach will need to be flexible and individualized; a set lesson plan is not feasible under these circumstances. We will also provide support and follow-up services to our clients.

Another aspect of our proposed instructional program includes exercise methods, such as range of motion for those who can no longer walk or move independently.  Our instruction curriculum will also cover communication skills with the disabled or elderly.  We will teach the importance of understanding the effect of disease or age on communication.  There will be instruction on techniques, creativity, and patience when communicating with the one for which they are caring.

We will stress the importance of developing a good working relationship with doctors, nurses and those involved in the treatment/s of the loved one.  We will not offer any medical advice or diagnosis.  The need for the caregivers understanding and the correct handling of medications will be stressed.

The Market

Our market focus is on the non-professional caregivers, such as family or friends that provide home care to a loved one.  Our target area is the major urban centers in the provinces of British Columbia and Alberta, Canada.

Recent government statistics show that approximately 13 per cent of the population is over the age of 65 in British Columbia. By 2021 the number of seniors is expected to increase to 18.3 per cent. In Alberta it is projected that the senior population will increase by 135 per cent over the next thirty years.  Presently 1 in 8 people in Alberta are 65 years of age or older, in 30 years they will account for 1 in 6.

Homassist has no plans to expand beyond the Provinces of British Columbia and Alberta over the next 12 months, if at all.

Competition and Competitive Strategy

While there presently are existing companies that provide home assistance, such as Paramed and Wecare, we were unable to locate established businesses in our target markets that offer to teach the non-professional caregiver.

In the medical community, social workers are assigned to help families set up long term care for their family member or friend.  However, this assistance is generally limited to finding nursing homes or assisted living residences. While hospitals provide assessments for a patient/client they do not provide in- home instruction and training to the non-professional caregiver. College and university courses for assisted living and homecare focus on making this area of study their career choice.

Private care homes are the closest alternative to our offering. Few families may be able to afford these homes, but usually they are forced to wait for openings. In these cases, we feel we can provide a service that meets their temporary needs.

We believe we are providing a viable, cost effective alternative to what is available in the current health care industry.  The intent of Homassist is to be affordable.  Our training services are intended to be practical and expedient for many current and prospective caregivers.  We believe our approach is a solution for those family members and friends that are not looking, or cannot afford, a nursing home or private care facility.

Dependence on One or a Few Major Customers

Our business is not limited by or dependent on one or a few major customers. Our customers are individual care givers in British Columbia and Alberta, which provide us with a large base from which to build our cliental. The continuing reduction of health service options in both Provinces will allows us to fill an increasing need in today's society.  Added to this is the ever-increasing need for caregivers to find solutions to caring for the growing number of aging "baby boomers" (those born between 1947 and 1966), many of whom will have assisted living needs.

Patent, Trademark, License & Franchise Restrictions and Contractual Obligations & Concessions

Homassist does not own any patents, trademarks or licenses. There are no inherent factors or circumstances associated with this industry, or any of the services that we plan to provide that would give cause for any patent, trademark or license infringements or violations.  Our company has not entered into any franchise agreements or other contracts that have given, or could give rise to obligations or concessions.

Existing or Probable Government Regulations

All of the physical aids we will use are available from reputable wholesale distributors and manufacturers, and will carry the necessary government and industry approvals.  Homassist does not intend to recommend any products that are restricted or regulated in Canada.  We will not be providing any medical or diagnostic advice or evaluation.

As a training service, the major area for government control or need for government approval focuses on business licensing, labor and occupational health and safety standards.  Our officers and directors are aware of the various requirements and will make the necessary arrangements as the business grows and employees are hired.  Although certification is not required, community colleges offer a certified course for care aids.  Also, upon application, a care worker can receive a care aid certification based on at least two years of related experience in the industry within the last five years.

Research and Development Activities and Costs

We have not incurred any costs related to research and development. We have no plans to undertake any such activities.

Compliance With Environmental Laws

There are no environmental laws that have been enacted, nor are we aware of any such laws being contemplated for the future that address issues specific to our business.

Employees

We have no employees at present. Our officers and directors are responsible for all planning, developing and operational duties, and will continue to do so throughout the early stages of our growth.

We have no intention of hiring employees until our business has been successfully launched and we have sufficient and reliable revenue streams from our operations. We do not expect to hire any employees within our first year of operations.

Our President and Board Members presently devote only a portion of their time to the operation of our business (See Item 10).

Risk Related to our Business

You should carefully consider the following risk factors and all other information contained herein as well as the information included in this Annual Report in evaluating our business and prospects. The risks and uncertainties described below are not the only ones we face. Additional unknown risks and uncertainties, or that we currently believe are immaterial, may also impair our business operations. If any of the following risks occur, our business and financial results could be harmed. You should refer to the other information contained in this Annual Report, including our financial statements and the related notes.

We have a limited operating history.

We have a limited operating history and must be considered as being in the development stage. Our operations will be subject to all the risks inherent in the establishment of a developing enterprise and the uncertainties arising from the absence of a significant operating history. No assurance can be given that we may be able to operate on a profitable basis.

We may require significant additional financing before our products may be marketed and sold successfully and profitably.

We have only recently raised $60,000 and we anticipate that this amount will only be sufficient to fund our proposed operations for approximately the next 12 months. Accordingly, our ability to continue to sell our products and services to potential customers, will be dependent upon our ability to raise significant additional financing. If we are unable to obtain such financing, we will not be able to fully develop our business. We have limited financial resources and to date and no cash flow from operations. There can be no assurance that we will be able to obtain financing on acceptable terms in light of factors such as the market demand for our securities, the state of financial markets generally and other relevant factors.

Our need to provide individualized caregiving plans for instruction may not be sufficient to ensure our  success in our intended market, resulting in the termination of our operations and a loss of our stockholders’ investment

While our business plan includes teaching and instruction, it is not a business plan that can rely on a set course with a curriculum. Our plan is to provide in home, one on one instruction to non-professional caregivers, and we foresee the need for significant flexibility in our teaching and methods. A personalized care routine may need to be developed for each client. As such, our survival is dependent upon the market acceptance of this specialized instruction method. With a narrow focus on individual care plans, our target market may not be as responsive as we anticipate. We will not have one set course or curriculum to offer to ensure our survival, nor have we planned any other operations to generate revenue.

Our Management Team has no experience in the area of sales and marketing, which could result in the failure of our business plan.

Our management has no experience, background or training in the field of sales and marketing. We intend to market our product by hiring an outside consulting and marketing company to create a power-point presentation that we can use as a presentation at various senior's groups, church groups and community groups.  Our officers and directors will rely on newspaper advertising and personal contacts to attract customers.  Our management’s lack of sales and marketing experience could result in ineffective sales activities and the loss of revenue, which could cause us to cease operations.

Inability of Our Officers and Directors to Devote Sufficient Time to the Operation of the Business May Limit Our Success.

Presently the officers and directors of the Company allocate only a portion of their time to the operation of our business.

If the business requires more time for operations than anticipated or the business develops faster than anticipated, the officers and directors may not be able to devote sufficient time to the operation of the business to ensure that it continues as a going concern.  Even if this lack of sufficient time of our management is not fatal to our existence, it may result in limited growth and success of the business.

Our Independent Auditors’ Report States that there is a Substantial Doubt that we will be able to Continue as a Going Concern.

Our independent auditors, Schmuacher & Associates, Inc. Certified Public Accountants, state in their audit report, dated April 26, 2006, that since we are a development stage company, have no established source of revenue and are dependent on our ability to raise capital from shareholders or other sources to sustain operations, there is a substantial doubt that we will be able to continue as a going concern.

Difficulty For Our Stockholders to Resell Their Stock Due to a Lack of Public Trading Market

There is presently no public trading market for our common stock, and it is unlikely that an active public trading market can be established or sustained in the foreseeable future. Until there is an established trading market, holders of our common stock may find it difficult to sell their stock or to obtain accurate quotations for the price of the common stock.  If a market for our common stock does develop, our stock price may be volatile.

"Penny Stock" Rules may restrict the market for the Company's shares

Should we be successful in obtaining a trading symbol, our shares of common stock are subject to rules promulgated by the Securities and Exchange Commission relating to "penny stocks," which apply to companies whose shares are not traded on a national stock exchange or on the Nasdaq system, trade at less than $5.00 per share, or who do not meet certain other financial requirements specified by the Securities and Exchange Commission. These rules require brokers who sell "penny stocks" to persons other than established customers and "accredited investors" to complete certain documentation, make suitability inquiries of investors, and provide investors  with certain information concerning the risks of trading in the such penny stocks. These rules may discourage or restrict the ability of brokers to sell our shares of common stock and may affect the secondary market for our shares of common stock. These rules could also hamper our ability to raise funds in the primary market for our shares of common stock.

Our management currently controls our Company and thus you will most likely not be able to influence the control of Major through elections to the Board of Directors.

Our management, collectively, owns more than 78% of our total issued and outstanding shares of common stock. Therefore, our management will continue to retain control of our Company.

ITEM  2.     DESCRIPTION OF PROPERTY.

Homassist does not own any property, real or otherwise.  For the first year, we will conduct our administrative affairs from the office located in the home of our President, at no cost to our company.

We do not have any plants and have minimal equipment for the operation of our business.

We do not have any investments or interests in any real estate.

ITEM 3.     LEGAL PROCEEDINGS.

We are not a party to any legal proceedings, nor are we aware of any contemplated or pending legal proceedings against us.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

We have not yet held a stockholders meeting, or submitted matters to a vote of stockholders

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

No market currently exists for our securities and there is no assurance that a regular trading market will develop, or if developed, that it will be sustained. We are currently in the process of attempting to obtain a trading symbol under which our shares can be posted for trading on the OTC Bulletin Board. No trading symbol has yet been assigned. Therefore, a shareholder will likely be unable to resell our common shares should he or she desire to do so, until we obtain approval to trade publicly and a regular trading market develops. Furthermore, it is unlikely that a lending institution will accept our securities as pledged collateral for loans until a regular trading market develops.

Of the 2,800,000 shares of common stock outstanding as of May 15, 2006, 2,200,000 shares were owned by our officers, directors and affiliates, and may only be resold in compliance with Rule 144 of the Securities Act of 1933. These shares are available for resale to the public on September 13, 2005 subject to the volume and trading limitations of Rule 144 of the Act. In general, under Rule 144, as currently in effect, a person who has beneficially owned shares of a company's common stock for at least one year is entitled to sell within any three month period a number of shares that does not exceed the greater of: 1% of the number of shares of our common stock then outstanding which, in this case, will equal approximately 28,000 shares; or the average weekly trading volume of our common stock during the four calendar weeks preceding the filing of a notice on form 144 with respect to the sale.

We have no outstanding options or warrants, or other securities convertible into common stock.

At May 15, 2006, there were 43 holders of record.

Rules Governing Low-Price Stocks that May Affect Our Shareholders' Ability to Resell Shares of Our Common Stock

Once a trading symbol is assigned, quotations on the OTCBB will reflect inter-dealer prices, without retail mark-up, markdown or commission and may not reflect actual transactions.  Our common stock may be subject to certain rules adopted by the SEC that regulate broker-dealer practices in connection with transactions in "penny stocks".  Penny stocks generally are securities with a price of less than $5.00, other than securities registered on certain national exchanges or quoted on the Nasdaq system, provided that the exchange or system provides current price and volume information with respect to transaction in such securities.  The additional sales practice and disclosure requirements imposed upon broker-dealers are may discourage broker-dealers from effecting transactions in our shares which could severely limit the market liquidity of the shares and impede the sale of our shares in the secondary market.

The penny stock rules require broker-dealers, prior to a transaction in a penny stock not otherwise exempt from the rules, to make a special suitability determination for the purchaser to receive the purchaser’s written consent to the transaction prior to sale, to deliver standardized risk disclosure documents prepared by the SEC that provides information about penny stocks and the nature and level of risks in the penny stock market.  The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock.  In addition, the penny stock regulations require the broker-dealer to deliver, prior to any transaction involving a penny stock, a disclosure schedule prepared by the SEC relating to the penny stock market, unless the broker-dealer or the transaction is otherwise exempt.  A broker-dealer is also required to disclose commissions payable to the broker-dealer and the registered representative and current quotations for the securities.  Finally, a broker-dealer is required to send monthly statements disclosing recent price information with respect to the penny stock held in a customer's account and information with respect to the limited market in penny stocks.

Dividends

We have not declared any cash dividends, nor do we intend to do so. We are not subject to any legal restrictions respecting the payment of dividends, except that they may not be paid to render us insolvent. Dividend policy will be based on our cash resources and needs and it is anticipated that all available cash will be needed for our operations in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

The following is a history of our sales of unregistered securities since our incorporation on July 15, 2004.

On July 15, 2004 Ms. Irene Braham subscribed for and purchased 1,600,000 shares of common stock for $16,000 or $0.01 per share.

On September 13, 2004, Ms. Legere and Ceretzke each subscribed for and purchased 300,000 common shares at a price of $.01 per share, for an aggregate of $6,000.

All of the above noted securities were sold in reliance on Regulation D, Section 504 of the Securities Act of 1933.  All shareholders are subject to Rule 144 of the Securities Act of 1933 with respect to resale. We relied on this exemption from registration due to the fact that at the time of these sales we were not subject to the reporting requirements of Section 13 or 15(d) of the Securities Act of 1933, not an investment company, we had a specific business plan at the time we sold the securities, we are not a blank check company, as that term is defined in Rule 419(a)(2) of Regulation C or Rule 504 (a)(3) of Regulation D of the Securities Act of 1933, and the aggregate offering price was less that $1,000,000. All of the subscribers are Directors and Officers of our Company.

No underwriters were used, and no commissions or other remuneration was paid except to the company for any of the above noted.

SALE OF REGISTERED SECURITIES AND USE OF PROCEEDS

On March 16, 2006 we accepted subscriptions for a public offering under a Form SB-2 Registration Statement effective February 3, 2006, Commission File Number 333-124405, for 600,000 shares of our common stock.  Forty persons subscribed for our shares at the offering price of $0.10 per share. The offering was fully subscribed for. No underwriters were used, and no commissions or other remuneration was paid except to our Company.

No expenses were incurred from our account to January 31, 2006 in connection with the issuance and distribution of the securities.  Net Proceeds to the Issuer from the offering were $60,000.

Following is a table detailing the use of net offering proceeds from the offering of the securities.

Expenses	Amount of direct or indirect payments to directors, officers, general partners, 10% shareholders or affiliates of the Issuer	Amount of direct or indirect payments to others
Website Development	0	$ 2,000

The proceeds from our offering are to be used to fund our operations as described in the SB-2 offering document incorporated for reference herein and as described in this annual report. See Item 1 “Description of Business” and Item 6 “Plan of Operation”.

DESCRIPTION OF SECURITIES

Common Stock

We are authorized to issue up to 75,000,000 shares of Common Stock, $.001 par value. At present, we are not authorized to issue any series or shares of preferred stock. The holders of our Common Stock are entitled to one vote per share held and have the sole right and power to vote on all matters on which a vote of stockholders is taken. Voting rights are non-cumulative. Common stockholders are entitled to receive dividends when, as, and if declared by the Board of Directors, out of funds legally available therefore and to share pro rata in any distribution to stockholders. Upon liquidation, dissolution, or the winding up of our Company, common stockholders are entitled to receive the net assets of our Company in proportion to the respective number of shares held by them after payment of liabilities which may be outstanding. The holders of Common Stock do not have any preemptive right to subscribe for or purchase any shares of any class of stock of the Company. The outstanding shares of Common Stock will not be subject to further call or redemption and are fully paid and non-assessable. To the extent that additional common shares are issued, the relative interest of existing stockholders will likely be diluted.

Stock Purchase Warrants

None.

Stock Purchase Options

None.

ITEM 6.     MANAGEMENT’S PLAN OF OPERATION.

We have not generated any revenues from products, services or operations since the inception of our company. The foregoing analysis should be read jointly with the financial statements, related notes, and the cautionary statement regarding forward-looking statements, which appear elsewhere in this filing.

Plan of Operation for the Next Twelve Months

On March 31, 2006 we accepted subscriptions for $60,000 from the sale of 600,000 common shares to 40 investors under our Registration Statement on Form SB-2. The offering was fully subscribed. This offering placed $60,000 into our treasury, allowing us to proceed with our Plan of Operation as set out in our prospectus, and in accordance with the budget set out for our corporate operations for the next twelve months commencing April 1, 2006.

Our future operations are also dependent upon the identification and successful completion of additional long-term or permanent equity financing, the support of creditors and shareholders, and, ultimately, the achievement of profitable operations. There can be no assurances that we will be successful, which would in turn significantly affect our ability to roll out our business plan. If not, we will likely be required to reduce operations or liquidate assets.  We will continue to evaluate our projected expenditures relative to our available cash and to seek additional means of financing in order to satisfy our working capital and other cash requirements.

The following discussion of the plan of operation, financial condition, results of operations, cash flows and changes in financial position of our Company should be read in conjunction with our most recent financial statements and notes appearing elsewhere in this Form 10-KSB; and our SB-2 Registration Statement, Amendment 4, filed on December 27, 2005.

Because we just completed the sale of our common shares, we are only now in a position to fully implement our business plan. We intend to operate with very limited administrative support, and our current officers and directors will continue to be responsible for these duties, without compensation, for at least the first year of operations. This will enable us to preserve capital.

We are a development stage company with no operations, no revenue, no financial backing and few assets. How long we can continue to satisfy its cash requirements, and whether we will require additional funding for the next twelve months from the date hereof is dependent on how quickly our company can generate revenue to cover our ongoing expenses.

Homassist’s business is focused on the needs and desires of family members and friends to provide nurturing and safe environments for their disabled, chronically ill or elderly loved ones.  We believe we can provide a valuable service by helping and training friends and families realize their goal of providing these environments through instruction, training and aids. Our comprehensive approach to home care of the elderly or the disabled will focus on personal grooming, meeting dietary needs, communication skills, mental or physical exercise, comfort and safety aids, as well as medication and pain management.  We will also be presenting a clear message on the importance of caregivers working in conjunction with medical professionals and building good relationships with them.  Networking and developing support systems for both the caregiver and their loved one will also be covered in our overall educational plan.

During the first year of operations, we are planning to focus primarily on the urban areas of Vancouver, British Columbia and Edmonton, Alberta, Canada.  As we gain experience and revenues, we plan to develop markets in other large cities in British Columbia and Alberta, Canada.

Milestones

Our first priority has been to start construction on a website.  A web server space has been contracted from a local internet service provider.  We have expensed $2,000 to date on our website, which provides basic information and facts about the services we are offering.  In the future, it will have the facility for prospective clients to contact us with questions and inquiries.  Eventually, it will be developed sufficiently to respond to queries.

In April 2006, we began the development of a brochure, which will serve as our primary advertising tool.  We are currently focusing on our logo design to be used throughout our printed and visual materials. Once completed, the brochures will be made available to hospital social workers and others who consult with caregivers on behalf of their patients. This material will outline the scope of our training services, how to book tutorial sessions, fee structure and contacts.  We will include brief biographies including work and personal experience of our officers and directors, who will also initially conduct all training programs.

We also plan to rely on other forms of direct marketing, such as direct home mail pieces, telephone directories, and advertising in local newspapers.  We anticipate having our brochure ready by the end of the August 2006.  During the month of April 2006 we spent $8,700.  Additional promotional materials will be produced and travel expenses to promote our service will be incurred on an as-needed basis beginning in November and will be ongoing throughout balance of the year at an estimated cost of approximately $7,000.

In April 2006, demonstration aids were purchased at a cost of approximately $3,100.  We anticipate spending an additional $1,000 within the month of May 2006.  We plan to commence our training activities by September 2006 and they will include conducting one-on-one training, seminars, and classes.

We purchased our office equipment, supplies and furniture at a cost slightly over $8,000.  The purchase includes two laptop computers and software, two multi-use printers as well as two work stations.

The design and building of the portable display unit will take place in October 2006.  The display unit will be used to provide a corporate presence and marketing outlet at senior centers and related organizations.    It is expected that the costs for the display will be between $8,000 and $10,000.  The company budget of $9,000 for training and consulting will be to cover the cost of consulting with industry experts for training our personnel.  It will also include the cost of technical support we may require to develop our service.  These funds will be expenses over the course of the first year of operations.

Our goal is that by September 2006 we will have sufficient support and promotional material to begin developing our customer base, using seminars targeted at senior centers, community leagues, and church groups.  The seminars and classes will be conducted at various venues including churches and community colleges.

Expenditures

The following table indicates our use of proceeds from the recently closed offering over the 12 months beginning March 2006:

Expenses Legal & Accounting Demonstration Aids Marketing and Promotions Office Equipment and Supplies Training & Consulting Website Development Miscellaneous Administrations Costs Total	8,000 4,000 23,000 8,000 9,000 5,000 3,000 $60,000

The above expenditure items are defined as follows:

Legal and Accounting Fees:  This expenditure item refers to the normal legal and accounting costs associated with maintaining a publicly traded company. It will also cover the cost of preparation of agreements and documents when appropriate.

Demonstration Aids:  This item refers to the cost of purchasing necessary health care products that will be used in the teaching process.

Marketing and Promotions: This item refers to the cost of marketing and promotion.  It involves the cost of providing potential customers with product information.  It will include the printing of our information brochure and the cost of seminars to assist us in creating a market for our services.  The brochures will be made available to hospital social workers and others who consult with caregivers on behalf of their patients.  In addition this will include the cost of design and construction of a portable display.  The display unit with power point presentation will be used to provide a corporate presence and marketing outlet at senior centers and related organizations.  This may also include direct marketing using direct home mail pieces and telephone directories as well as placing information pieces and advertising in local newspapers.

Office Equipment and Supplies:  This expenditure refers to items such as printer, photocopier, facsimile machine, telephone system, industry-related telephone directories and catalogues, industry specific magazines and periodicals and other similar office requirements. It also includes office furniture such as desks as well as computer software and hardware as required.

Training and Consulting:  This expense refers to the cost of consulting with industry experts for training our personnel.  It will also include the cost of technical support we may require to develop our product.

Website Development:  This expense is the cost associated with development of our website. Initially the website will be used to introduce our services that will be available. Eventually, it will be developed sufficiently to respond to queries.

Miscellaneous Administrative Costs:  This expense refers to any miscellaneous costs that have not been otherwise listed - such as bank service charges, corporate insurance and sundry items.

We do not anticipate making any major purchases of capital assets in the next 12 months, or conducting any research and development. Our current corporate employee count is expected to remain the same for the next 12 months.

We believe we have sufficient cash resources to satisfy our needs over the next 12 months. Our ability to satisfy cash requirements thereafter, and the need for additional funding is dependent on our ability to generate revenue from our business in sufficient quantity and on a profitable basis. Should we require additional cash in the future, there can be no assurance that we will be successful in raising additional debt or equity financing on terms acceptable to our company, if at all.

Management Discussion and Analysis

At January 31, 2006, we had working capital of $7,197, compared to working capital of $19,798 at January 31, 2005. At January 31, 2006, our total assets consisted of cash of $12,332 and capitalized website costs of $1,945. This compares with total assets at January 31, 2005 consisting solely of $20,798 in cash.

At January 31, 2006, our total current liabilities, all accounts payable, increased to $5,135 from $1,000 at January 31, 2005.

Subsequent to the fiscal year end, we raised $60,000 from the sale of 600,000 common shares.

We have not had revenues from inception. Our short and long term survival is dependent on funding from sales of securities and, as necessary, or from shareholder loans.

Results of Operations

Our company posted losses of $10,656 for the year ended January 31, 2006 compared to $2,202 for the prior period from our incorporation on July 15, 2004 to January 31, 2005. From inception to January 31, 2006 we have incurred losses of $12,858. The principal component of losses in 2006 was professional fees of $10,000, office and administration expenses of $466, website expenses of $135, and amortization of our website of $55.

As of the date of this report, our net cash balance is approximately $41,000. Cash on hand is currently our only source of liquidity. We do not have any lending arrangements in place with banking or financial institutions and we do not anticipate that we will be able to secure these funding arrangements in the near future.

We believe our existing cash balances are sufficient to carry our normal operations for the next 12 months. To the extent that we require additional funds to support our operations or the expansion of our business, we may attempt to sell additional equity shares or issue debt. Any sale of additional equity securities will result in dilution to our stockholders. There can be no assurance that additional financing, if required, will be available to our company or on acceptable terms.

We do not expect to conduct any research and development or expect to purchase or sell any plant or significant equipment during the next twelve month period.

Other than its current officers, our company has no employees at the present time.  We do not expect to hire any employees within the next twelve months.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We believe our market risk exposures arise primarily from exposures to fluctuations in interest rates and exchange rates. We presently only transact business in Canadian and US Dollars. We believe that the exchange rate risk surrounding the future transactions of the Company will not materially or adversely affect our future earnings. We do not believe that we are subject to any seasonal trends. We do not use derivative financial instruments to manage risks or for speculative or trading purposes.

Off Balance Sheet Arrangements.

None.

ITEM 7.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements required by this Item begin on Page F-1 of this Form 10-KSB, and include:

Reports of Independent Registered Public Accounting Firms;

Balance Sheets;

Statements of Operations, Statements of Cash Flows, Statement of Stockholders’ Equity; and

Notes to Financial Statements.

HOMASSIST CORPORATION

(A Development Stage Company)

FINANCIAL STATEMENTS

with

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

JANUARY 31, 2006

Page

Reports of Independent Registered Public Accounting Firms	F-2 & F-3

Financial Statements:

Balance Sheets	F-4

Statements of Operations	F-5

Statements of Cash Flows	F-6

Statement of Stockholders’ Equity	F-7

Notes to Financial Statements	F-8 to F-11

Report of Independent Registered Public Accounting Firm

Board of Directors

Homassist Corporation

We have audited the accompanying balance sheet of Homassist Corporation (A Development Stage Company) as of January 31, 2006 and the related statements of operations, stockholders’ equity, and cash flows for the year ended January 31, 2006 and for the period from July 15, 2004 (date of inception) to January 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Homassist Corporation (A Development Stage Company) as of January 31, 2006 and the results of its operations, stockholders’ equity, and its cash flows for the year ended January 31, 2006 and for the period from July 15, 2004 (date of inception) to January 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 3, the Company has no business operations to date and has insufficient funds to commence operations, which raises substantial doubts about its ability to continue as a going concern. Management's plan in regard to this matter is also discussed in Note 3. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ Schumacher & Associates, Inc.

Schumacher & Associates, Inc.

Certified Public Accountants

2525 Fifteenth Street, Suite 3H

Denver, Colorado 80211

April 26, 2006

Report of Independent Registered Public Accounting Firm

Board of Directors

HOMASSIST CORPORATION

We have audited the accompanying balance sheet of HOMASSIST CORPORATION (A Development Stage Company) as of January 31, 2005 and the related statements of operations, stockholders’ equity, and cash flows for the period from July 15, 2004 (date of inception) to January 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of HOMASSIST CORPORATION (A Development Stage Company) as of January 31, 2005 and the results of its operations, stockholders’ equity, and its cash flows for the period from July 15, 2004 (date of inception) to January 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 3, the Company has no business operations to date and has insufficient funds to commence operations, which raises substantial doubts about its ability to continue as a going concern. Management's plan in regard to this matter is also discussed in Note 3. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ Miller and McCollom

MILLER AND MCCOLLOM

Certified Public Accountants

4350 Wadsworth Boulevard, Suite 300

Wheat Ridge, Colorado 80033

March 25, 2005

HOMASSIST CORPORATION

(A Development Stage Company)

BALANCE SHEETS

	January 31, 2006	January 31, 2005

ASSETS

Current
Cash	$12,332	$20,798
Total Current Assets	12,332	20,798

Website Development Costs, net of amortization	1,945	-

TOTAL ASSETS	$14,277	$20,798

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES

Current
Accounts payable	$2,135	$-
Accrued liabilities	3,000	1,000
Total Current Liabilities	5,135	1,000

Commitments and Contingencies (Notes 3, 6 and 7)

STOCKHOLDERS’ EQUITY

Capital Stock
Authorized:
75,000,000 common shares, par value $0.001 per share

Issued and outstanding:
2,200,000 common shares	2,200	2,200

Additional paid-in capital	19,800	19,800

Deficit Accumulated During the Development Stage	(12,858)	(2,202)
	9,142	19,798

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$14,277	$20,798

The accompanying notes are an integral part of these statements.

HOMASSIST CORPORATION

(A Development Stage Company)

STATEMENTS OF OPERATIONS

PERIOD FROM INCEPTION, JULY 15, 2004, TO JANUARY 31, 2006

	Year ended January 31, 2006	Period from July 15, 2004 (Date of Inception) to January 31, 2005	Cumulative amounts from July 15, 2004 (Date of Inception) to January 31, 2006

Revenue	$-	$-	$-

Expenses
Amortization	55	-	55
Office and administration	466	208	674
Organizational costs	-	1,083	1,083
Professional fees	10,000	1,000	11,000
Telecom and website hosting	135	-	135
	10,656	2,291	12,947

Net Loss from Operations	(10,656)	(2,291)	(12,947)

Other Income
Interest income	-	89	89

Net Loss for the Period	$(10,656)	$(2,202)	$(12,858)

Basic and Diluted Loss Per Share	$(0.01)	(0.01)	(0.01)

Weighted Average Number of Shares Outstanding	2,200,000	2,132,075	1,967,084

The accompanying notes are an integral part of these statements.

HOMASSIST CORPORATION

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

PERIOD FROM INCEPTION, JULY 15, 2004, TO JANUARY 31, 2006

	Year ended January 31, 2006	Period from July 15, 2004 (Date of Inception) to January 31, 2005	Cumulative amounts from July 15, 2004 (Date of Inception) to January 31, 2006

Cash Flows from Operating Activities
Net loss for the period	$(10,656)	$(2,202)	$(12,858)

Adjustments To Reconcile Net Loss To Net Cash Used By Operating Activities
Amortization	55	-	55
Accounts payable and accrued liabilities	4,135	1,000	5,135
Net Cash (Used in) Operating Activities	(6,466)	(1,202)	(7,668)

Cash Flows from Investing Activity
Additions to intangibles	(2,000)	-	(2,000)
Net Cash (Used in) Investing Activities	(2,000)	-	(2,000)

Cash Flows From Financing Activity
Issuance of common shares	-	22,000	22,000
Net Cash Provided by Financing Activities	-	22,000	22,000

Increase (Decrease) In Cash During The Period	(8,466)	20,798	12,332

Cash, Beginning Of Period	20,798	-	-

Cash, End Of Period	$12,332	$20,798	$12,332

Supplemental Disclosure Of Cash Flow Information
Cash paid for:
Interest	$-	$-	$-
Income taxes	-	-	-

The accompanying notes are an integral part of these statements.

HOMASSIST CORPORATION

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY

January 31, 2006

	CAPITAL STOCK
	SHARES	AMOUNT	ADDITIONAL PAID-IN CAPITAL	DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE	TOTAL
July 15, 2004 - Shares issued for cash at $0.01	1,600,000	$1,600	$14,400	$-	$16,000
September 13, 2004 – Shares issued for cash at $0.01	600,000	600	5,400	-	6,000

Net loss for the year	-	-	-	(2,202)	(2,202)

Balance, January 31, 2005	2,200,000	2,200	19,800	(2,202)	19,798

Net loss for the year				(10,656)	(10,656)

Balance, January 31, 2006	2,200,000	$2,200	$19,800	$(12,858)	$9,142

The accompanying notes are an integral part of these statements.

HOMASSIST CORPORATION

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

JANUARY 31, 2006

Note 1

Nature and Continuance of Operations

a)

Organization

The Company was incorporated in the State of Nevada, Unites States of America on July 15, 2004.  The Company’s year-end is January 31st.

b)

Development Stage Activities

The Company is in the development stage and has not yet realized any revenues from its planned operations.  Homassist’s business plan is to teach and aid family members and friends to provide home care to the disabled or elderly.

Based upon the Company's business plan, it is a development stage enterprise.  Accordingly, the Company presents its financial statements in conformity with the accounting principles generally accepted in the United States of America that apply in establishing operating enterprises.  As a development stage enterprise, the Company discloses the deficit accumulated during the development stage and the cumulative statements of operations and cash flows from inception to the current balance sheet date.

Note 2

Significant Accounting Policies

This summary of significant accounting policies is presented to assist in understanding the Company’s financial statements. The financial statements and notes are representations of the Company’s management who is responsible for their integrity and objectivity.  These accounting policies conform to generally accepted accounting principles in the United States of America and have been consistently applied in the preparation of the financial statements.  The financial statements are stated in United States of America dollars.

a)

Organizational and Start-up Costs

Costs of start-up activities, including organizational costs, are expensed as incurred in accordance with SOP 98-5.

b)

Income Taxes

The Company has adopted the Statement of Financial Accounting Standards No. 109 – “Accounting for Income Taxes” (SFAS 109).  SFAS 109 requires the use of the asset and liability method of accounting of income taxes.  Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

c)

Basic and Diluted Loss Per Share

In accordance with SFAS No. 128 – “Earnings Per Share”, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding.  Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  At January 31, 2006, the Company had no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

d)

Estimated Fair Value of Financial Instruments

The carrying value of the Company’s financial instruments, consisting of accounts payable and accrued liabilities approximate their fair value due to the short-term maturity of such instruments.  Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial statements.

e)

Revenue Recognition

The company has had no revenues to date. It is the Company’s policy that revenues will be recognized in accordance with SEC Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements."  Under SAB 101, product revenues (or service revenues) are recognized when persuasive evidence of an arrangement exists, delivery has occurred (or service has been performed), the sales price is fixed and determinable and collectibility is reasonably assured.

f)

Currency

The functional currency of the Company is the United States Dollar.

g)

Use of Estimates

The preparation of the Company’s financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes.  Actual results could differ from those estimates.

h)

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents.

i)

Website Development Costs

Website development costs representing capitalized costs of design, configuration, coding, installation and testing of the Company’s website are capitalized until initial implementation.  Upon implementation, the asset will be amortized to expense over its estimated useful life of three years using the straight-line method.  Ongoing website post-implementation costs of operation, including training and application maintenance, will be charged to expense as incurred.

j)

Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents.  At January 31, 2006, the Company had $12,332 of cash or cash equivalents which are not insured.

k)

Earnings (Loss) Per Share

Earnings (loss) per share of common stock is computed by dividing the net earnings (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share is not shown for periods in which the Company incurs a loss because it would be anti-dilutive.

l)

Recent Accounting Pronouncements

In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities," and a revised interpretation of FIN 46 ("FIN 46-R") in December 2003. FIN 46 requires certain variable interest entities ("VIEs") to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of FIN 46 are effective immediately for all arrangements entered into after January 31, 2003. Since January 31, 2003, the Company has not invested in any entities it believes are variable interest entities for which the Company is the primary beneficiary. For all arrangements entered into after January 31, 2003, the Company was required to continue to apply FIN 46 through April 30, 2004. The Company was required to adopt the provisions of FIN 46-R for those arrangements on May 1, 2004. For arrangements entered into prior to February 1, 2003, the Company was required to adopt the provisions of FIN 46-R on May 1, 2004. The adoption of this statement did not impact the Company's financial position, results of operations, or cash flows.

In December 2004, the Financial Accounting Standards Board (FASB) issued FAS 123 (R) Shareholder Based Payments that, upon implementation, will impact the Company’s net earnings and earnings per share, and change the classification of certain elements of the statement of cash flows.  FAS 123 (R) requires stock options and other share-based payments made to employees to be accounted for as compensation expense and recorded at fair value, and to reflect the related tax benefit received upon exercise of the options in the statement of cash flows as a financing activity inflow rather than an adjustment of operating activity as currently represented.  Consistent with provisions of the new standard, the Company adopted FAS 123 (R) in the first quarter of 2005, and to implement it on a prospective basis.

There were various other accounting standards and interpretations issued during 2005 and 2004, none of which are expected to have a material impact on the Company’s consolidated financial position, operations or cash flows.

m)

Other

The Company consists of one reportable business segment.

The Company paid no dividends during the periods presented.

Note 3

Basis of Presentation – Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates the continuation of the Company as a going concern. However, the Company has no business operations to date and must secure additional financing to commence the Company's plan of operations. The Company intends to acquire additional operating capital through equity offerings to the public to fund its business plan. There is no assurance that the equity offerings will be successful in raising sufficient funds to commence operations or to assure the eventual profitability of the Company.

The financial statements do not include any adjustments that might result from these uncertainties.

Note 4

Common Stock

The Company’s authorized common stock consists of 75,000,000 shares with a par value of $0.001 per share.

On July 15, 2004, the Company issued 1,600,000 shares of common stock at a price of $0.01 for cash totaling $16,000.

On September 13, 2004, the Company issued 600,000 shares of common stock at a price of $0.01 for cash totaling $6,000.

Note 5

Income Taxes

The Company is subject to US Federal income taxes.  The Company has had no income, and therefore has paid no income tax

Deferred income taxes arise from temporary timing differences in the recognition of income and expenses for financial reporting and tax purposes. The Company’s deferred tax assets consist entirely of the benefit from net operating loss (NOL) carryforwards.  The Company’s deferred tax assets are offset by a valuation allowance due to the uncertainty of the realization of the net operating loss carryforwards.  Net operating loss carryforwards may be further limited by a change in company ownership and other provisions of the tax laws.

The Company’s deferred tax assets, valuation allowance, and change in valuation allowance are as follows:

Year Ending	Estimated NOL Carryforward	NOL Expires	Estimated Tax Benefit from NOL	Valuation Allowance	Change in Valuation Allowance	Net Tax Benefit
2005	2,202	2025	330	(330)	(330)	—
2006	12,858	2026	1,929	(1,929)	(1,599)	—

Income taxes at the statutory rate are reconciled to the Company’s actual income taxes as follows:

Income tax benefit at statutory rate resulting from net operating loss carryforward	(15%)
Deferred income tax valuation allowance	15%
Actual tax rate	0%

Note 6.

Related Party Transactions

The Company uses the offices of its President for its minimal office facility needs for no consideration.  No provision for these costs has been provided since it has been determined that they are immaterial.

Note 7

Subsequent Events

On March 16, 2006 the Company accepted subscriptions for 600,000 shares of its common stock from 40 investors.  The shares were issued at a price of $0.10 per share, under a registration statement effective February 3, 2006 as filed with the Securities and Exchange Commission.  As of the date hereof, there are 2,800,000 outstanding shares of the company’s common stock.

ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A.  Controls and procedures

Evaluation of disclosure controls and procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management as appropriate, to allow timely decisions regarding required disclosure.

An evaluation was performed under the supervision and with the participation of our management, including the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of our disclosure procedures. Based on management's evaluation as of the end of the period covered by this Annual Report, our principal executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) were sufficiently effective to ensure that the information required to be disclosed by us in the reports that we file under the Exchange Act is gathered, analyzed and disclosed with adequate timeliness, accuracy and completeness.

Changes in internal controls.

There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referred to above, nor were there any significant deficiencies or material weaknesses in our internal controls. Accordingly, no corrective actions were required or undertaken.

ITEM 8B.   Other Information

None

PART III

ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

The following table sets forth the names, ages and positions of the current directors and executive officers of the Company:

Name

Age

Offices Held

Irene Braham

51

Director, President

Marie Legere

50

Director, Secretary, Treasurer

Barbara Ceretzki

53

Director

Irene Braham, President and Member of the Board of Directors

Ms. Irene Braham has served as President and Director since the incorporation of our company.  She also served as Secretary/Treasurer from July 15, 2004 through September 13, 2004.  Ms. Braham has a background in both private and institutional care of the disabled and elderly.

Ms. Braham has been employed at Menno Hospital-Extended Care Unit, in Abbotsford, British Columbia, Canada, since February 1978. From May 1990 to present she has been the Activity Aide for 150 residential clients at Menno Hospital, and is responsible for the resident’s leisure activities. Prior to becoming an Activity Aide, she was employed as a Care Aide where she provided assistance to residents in daily living activities. She has also worked as an independent person providing back-up home care and support in private homes for disabled persons and elderly persons since 1985. She has also completed a number of educational courses related to home care and assistance.

Marie Legere, Secretary/Treasurer, Member of the Board of Directors

Ms. Marie Legere has served in her position since September 13, 2004.

Ms. Legere has been employed as an orthodontic treatment coordinator in a private dental practice from March 1997 to present. In 1999, she also became the primary caregiver to her elderly parents.  Ms. Legere attended medical seminars to aid in the care of her parent, following and preparing correct diabetic sensitive meals, monitoring insulin levels and blood pressure. She has also been a volunteer with Emergency Social Services for the City of New Westminster, disaster response, from October 2001 to the present.

She attended Douglas College in New Westminster, British Columbia, Canada, and graduated in 1977 with a Certificate of Basic Intra-Oral Dental Assisting.  She also earned her CPR Certificate in 1977 and has continued to maintain it.  She is licensed member of the College of Dental Surgeons of British Columbia.  In 1983, Ms. Legere earned an Orthodontic Module Certificate from the University of British Columbia. Ms. Legere received her Vocational Instructor Training in 1988 from British Columbia Institute of Technology, and then completed the Provincial Instructors Diploma Program at Vancouver Vocational Institute in Vancouver in 1989.

Barbara Ceretzke, Member of the Board of Directors

Ms. Barbara Ceretzke has been serving on our Board of Directors since September 13, 2004.

At present Ms. Ceretzke has been self employed as a bus driver for the Strathcona Christian Academy in Sherwood Park, Alberta since September 2004. From 1992 to 2004, she was self employed as a full time private caregiver to an elderly couple.  Ms. Ceretzke's duties included personal health care, social needs, meal planning and cooking sensitive to a diabetic diet and other special nutritional needs as well as serving and assisted feeding.  She also coordinated the service of other health care staff.

Audit Committee Financial Expert

We currently do not have an audit committee financial expert or an independent audit committee expert due to the fact that our Board of Directors currently does not have an independent audit committee. Our Board of Directors currently has only one independent member and thus does not have the ability to create a proper independent audit committee.

Family Relationships

None.

Section 16(a) Beneficial Ownership Reporting

Section 16(a) of the Securities and Exchange Act of 1934 requires any person who is our director or executive officer or who beneficially holds more than 10% of any class of our securities which have been registered with the Securities and Exchange Commission, to file reports of initial ownership and changes in ownership with the Securities and Exchange Commission. These persons are also required under the regulations of the Securities and Exchange Commission to furnish us with copies of all Section 16(a) reports they file.

To our knowledge, based solely on our review of the copies of the Section 16(a) reports furnished to us and a review of our shareholders of record for the fiscal year ended January 31, 2006, there were no filing delinquencies.

Code of Ethics

We have not yet prepared written code of ethics and employment standards for our company.  We have only recently commenced operations. We expect to implement a Code of Ethics during the current fiscal year.

ITEM 10.     EXECUTIVE COMPENSATION.

The Executive Officers have not received any compensation since the date of incorporation of our Company, and we did not accrue any compensation.  There are no securities authorized for issuance under any equity compensation plan, or any options, warrants, or rights to purchase our common stock.

Compensation of Directors

We do not compensate our directors for their time spent on behalf of our Company, but they are entitled to receive reimbursement for all out of pocket expenses incurred for attendance at our Board of Directors meetings.

Pension and Retirement Plans

Currently, we do not offer any annuity, pension or retirement benefits to be paid to any of our officers, directors or employees, in the event of retirement. There are also no compensatory plans or arrangements with respect to any individual named above which results or will result from the resignation, retirement or any other termination of employment with our company, or from a change in the control of our Company.

Employment Agreements

We do not have written employment agreements with any of our key employees.

Audit Committee

Presently the Board of Directors is performing the duties that would normally be performed by an audit committee.  We intend to form a separate audit committee, and are seeking potential independent directors.  We are seeking experienced businesspeople and plan to appoint an individual qualified as an audit committee financial expert.

ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information, as of May 15, 2006 with respect to any person (including any “group”, as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) who is known to the Company to be the beneficial owner of more than five percent of any class of the Company’s voting securities, and as to those shares of the Company’s equity securities beneficially owned by each its director, the executive officers of the company and all of its directors and executive officers of the Company and all of its directors  and executive officers as a group.  Unless otherwise specified in the table below, such information, other than information with respect to the directors and officers of the Company, is based on a review of statements filed, with the Securities and Exchange commission (the “Commission”) pursuant to Sections 13 (d), 13 (f), and 13 (g) of the Exchange Act with respect to the Company’s Common Stock.  As of May 15, 2006, there were 2,800,000 shares of Common Stock outstanding.

The number of shares of Common Stock beneficially owned by each person is determined under the rules of the Commission and the information is not necessarily indicative of beneficial ownership for any other purpose.  Under such rules, beneficial ownership includes any shares as to which such person has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days after the date hereof, through the exercise of any stock option, warrant or other right.  Unless otherwise indicated, each person has sole investment and voting power (or shares such power with his or her spouse) with respect to the shares set forth in the following table.  The inclusion herein of any shares deemed beneficially owned does not constitute an admission of beneficial ownership of those shares.

The table also shows the number of shares beneficially owned as of May 15, 2006 by each of the individual directors and executive officers and by all directors and executive officers as a group.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percent of Class
Common	Irene Braham #101-32691 Garibaldi Drive Abbotsford, British Columbia, Canada V2T 5T7	1,600,000	57.14%
Common	Marie Legere 1419 Dublin Street New Westminster, B.C. Canada V3M 2Z3	300,000	10.71%
Common	Barbara Ceretzke 51477 Highway 21 Sherwood Park, Alberta, Canada T8B 1K9	300,000	10.71%
Common	Directors and officers as a group	2,200,000	78.56%

(1) Percent of Ownership is calculated in accordance with the Securities and Exchange Commission’s Rule 13(d) – 13(d)(1)

ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Other than the stock transactions disclosed below, we have not entered into any transactions in which any of our directors, executive officers, or affiliates of our Company, including any member of an immediate family, had or is to have a direct or indirect material interest.

On July 15, 2004 Ms. Irene Braham, President/CEO, Principal executive officer and member of the Board of Directors, subscribed for and purchased 1,600,000 shares of common stock for $16,000 or $0.01 per share.

On September 13, 2004, Ms. Legere, Secretary/Treasurer/CFO, Principal financial officer, Principal accounting officer and member of the Board of Directors, and Mr. Ceretzke, member of the Board of Directors, each subscribed for and purchased 300,000 common shares at a price of $.01 per share, for an aggregate of  $6,000.

All of the above noted securities were sold in reliance on Regulation D, Section 504 of the Securities Act of 1933.  All shareholders are subject to Rule 144 of the Securities Act of 1933 with respect to resale. We relied the exemption from registration since we were not subject to the reporting requirements of Section 13 or 15(d) of the Securities Act of 1933, not an investment company, we had a specific business plan at the time we sold the securities, we are not a blank check company, as that term is defined in Rule 419(a)(2) of Regulation C or Rule 504 (a)(3) of Regulation D of the Securities Act of 1933, and the aggregate offering price was less that $1,000,000. All of the subscribers were Directors and Officers of our Company.

ITEM 13.     EXHIBITS.

Exhibit Index

3.1

Articles of Incorporation*

3.2

By-laws*

31.1

Section 302 Certification – Chief Executive Officer

31.2

Section 302 Certification – Chief Financial Officer

32.1

Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer.

32.2

Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer.

*

Incorporated by reference

to our SB2 Registration Statement Amendment 4 filed on December 27, 2005, SEC File Number 333-124405.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees.

The aggregate fees billed by our auditors, for professional services rendered for the audit of our annual financial statements for the year ended January 31, 2006 and 2005, and for the reviews of the financial statements included in our Quarterly Reports on Form 10-QSB during that fiscal year were $4,400, and $1,000, respectively.

Audit Related Fees.

We incurred nil fees to auditors for audit related fees during the fiscal year ended January 31, 2006 and 2005.

Tax Fees.

We incurred nil fees to auditors for tax compliance, tax advice or tax compliance services during the fiscal year ended January 31, 2006 and 2005

All Other Fees.

We did not incur any other fees billed by auditors for services rendered to our Company, other than the services covered in "Audit Fees" for the fiscal year ended January 31, 2006 and 2005.

The Board of Directors has considered whether the provision of non-audit services is compatible with maintaining the principal accountant's independence.

Since there is no audit committee, there are no audit committee pre-approval policies and procedures.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 14th day of May, 2006.

HOMASSIST CORPORATION

Date: May 14, 2006

By: /s/ Irene Braham

Name: Irene Braham

Title: President/CEO, principal executive officer

Date: May 14, 2006

By: /s/ Marie Legere

Name: Marie Legere

Title: Chief Financial Officer, principal financial officer and principal accounting officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Irene Braham

May 14, 2006

Irene Braham, President/CEO,

Principal executive officer and member

of the Board of Directors

/s/ Marie Legere

May 14, 2006

Marie Legere, Chief Financial Officer,

principal financial officer, principal accounting

officer and member of the Board of Directors

/s/ Barbara Ceretzke

May 14, 2006

Barbara Ceretzke, Member of the Board of Directors