Form 10QSB
period 2006-04-30
HOMASSIST CORP
filed 2006-06-14
CIK 1321099

As filed with the Securities and Exchange Commission on June 14, 2006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]

 QUARTERLY REPORT PURSUANT TO SECTION 13

OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended April 30, 2006

OR

[  ]

TRANSITION REPORT PURSUANT TO SECTION 13

OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ______________

Commission File Number 333-124405

HOMASSIST CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	98-0434357
State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)

107-1520 McCallum Rd Suite# 29, Abbotsford, British Columbia, Canada, V2S 8B2

 (Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code:  (604) 592-5374

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   _     No   X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes __  No _X__

Number of shares outstanding of the registrant’s class of common stock as of June 12, 2006: 2,800,000

Authorized share capital of the registrant: 75,000,000 common shares, par value of $0.001

The Company recorded $nil revenue for the quarter ended April 30, 2006.

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

HOMASSIST CORPORATION

(A Development Stage Company)

FINANCIAL STATEMENTS

APRIL 30, 2006

Page

Financial Statements:

Balance Sheets	F-2

Statements of Operations	F-3

Statements of Cash Flows	F-4

Statement of Stockholders’ Equity	F-5

Notes to Financial Statements	F-6 to F-11

HOMASSIST CORPORATION

(A Development Stage Company)

BALANCE SHEETS

	April 30, 2006	January 31, 2006
	(Unaudited)	(See Note 1)

ASSETS

Current
Cash	$42,496	$12,332
Inventory	3,110	-

Total Current Assets	45,606	12,332

Computer Equipment, net of depreciation	5,758	-
Office Furniture, net of depreciation	1,750	-
Website Development Costs, net of amortization	1,278	1,945

TOTAL ASSETS	$54,392	$14,277

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES

Current
Accounts payable	$645	$2,135
Accrued liabilities	4,382	3,000
Total Current Liabilities	5,027	5,135

STOCKHOLDERS’ EQUITY

Capital Stock
Authorized:
75,000,000 common shares, par value $0.001 per share

Issued and outstanding:
2,800,000 and 2,200,000 common shares as of April 30, 2006 and January 31, 2006, respectively	2,800	2,200
Additional paid-in capital	79,200	19,800

Deficit Accumulated During the Development Stage	(32,635)	(12,858)
	49,365	9,142

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$54,392	$14,277

The accompanying notes are an integral part of these statements.

HOMASSIST CORPORATION

(A Development Stage Company)

STATEMENTS OF OPERATIONS

PERIOD FROM INCEPTION, JULY 15, 2004, TO APRIL 30, 2006

(Unaudited)

	Three-month period ending April 30, 2006	Three-month period ending April 30, 2005	Cumulative amounts from July 15, 2004 (Date of Inception) to April 30, 2006

Revenue	$-	$-	$-

Expenses
Amortization	667	-	722
Office and administration	1,204	-	1,878
Organizational costs	-	-	1,083
Professional fees	9,206	4,825	20,206
Marketing	8,700	-	8,700
Telecom and website hosting	-	-	135
	19,777	4,825	32,724

Net Loss from Operations	(19,777)	(4,825)	(32,724)

Other Income
Interest income	-	-	89

Net Loss for the Period	$(19,777)	$(4,825)	$(32,635)

Basic and Diluted Loss Per Share	$(0.01)	Nil	(0.02)

Weighted Average Number of Shares Outstanding	2,231,011	2,200,000	2,150,934

The accompanying notes are an integral part of these statements.

HOMASSIST CORPORATION

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

PERIOD FROM INCEPTION, JULY 15, 2004, TO APRIL 30, 2006

(unaudited)

	Three month period ended April 30, 2006	Three month period ended April 30, 2005	Cumulative amounts from July 15, 2004 (Date of Inception) to April 30, 2006

Cash Flows from Operating Activities
Net loss for the period	$(19,777)	$(4,825)	$(32,635)

Adjustments To Reconcile Net Loss To Net Cash Used By Operating Activities
Amortization	667	-	722
Inventory	(3,110)	-	(3,110)
Accounts payable and accrued liabilities	(108)	(675)	5,027
Net Cash (Used in) Operating Activities	(22,328)	(5,500)	(29,996)

Cash Flows from Investing Activity
Additions to capital assets	(7,508)	-	(7,508)
Additions to intangibles	-	-	(2,000)
Net Cash (Used in) Investing Activities	(7,508)	-	(9,508)

Cash Flows From Financing Activity
Issuance of common shares	60,000	-	82,000
Net Cash Provided by Financing Activities	60,000	-	82,000

Increase (Decrease) In Cash During The Period	30,164	(5,500)	42,496

Cash, Beginning Of Period	12,332	20,798	-

Cash, End Of Period	$42,496	$15,298	$42,496
Supplemental Disclosure Of Cash Flow Information
Cash paid for:
Interest	$-	$-	$-
Income taxes	-	-	-

The accompanying notes are an integral part of these statements.

HOMASSIST CORPORATION

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY

APRIL 30, 2006

(unaudited)

			DEFICIT
CAPITAL STOCK			ACCUMULATED
		ADDITIONAL	DURING THE
		PAID-IN	DEVELOPMENT
SHARES	AMOUNT	CAPITAL	STAGE	TOTAL

July 15, 2004 – Shares issued for cash at $0.01	1,600,000	$1,600	$14,400	$-	$16,000
September 13, 2004 – Shares issued for cash at $0.01	600,000	600	5,400	-	6,000

Net loss for the year	-	-	-	(2,202)	(2,202)

Balance, January 31, 2005	2,200,000	2,200	19,800	(2,202)	19,798

Net loss for the year				(10,656)	(10,656)

Balance, January 31, 2006	2,200,000	2,200	19,800	(12,858)	9,142

March 16, 2006 – Shares Issued for cash at $0.10	600,000	600	59,400		60,000

Net loss for the period				(19,777)	(19,777)

Balance, April 30, 2006	2,800,000	$2,800	$79,200	$(32,635)	$49,365

The accompanying notes are an integral part of these statements.

HOMASSIST CORPORATION

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

APRIL 30, 2006

Note 1

Unaudited Statements

While the information presented in the accompanying interim financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented.  Except as disclosed below, these interim financial statements follow the same accounting policies and methods of their application as the Company’s audited January 31, 2006 annual financial statements.  It is suggested that these interim financial statements be read in conjunction with the Company’ audited financial statements for the year ended January 31, 2006, included in the annual report previously filed with the Securities and Exchange Commission on Form 10-KSB.  The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

The information as of January 31, 2006 is taken from the audited financial statements of that date.

Note 2

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

Note 3

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

c)

Basic and Diluted Loss Per Share

In accordance with SFAS No. 128 – “Earnings Per Share”, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding.  Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  At April 30, 2006, the Company had no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

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

i)

Furniture and equipment

Property and equipment are recorded at cost and depreciated over their estimated useful lives.  The Company uses the straight-line method of depreciation.

A summary of the estimated useful lives follows:

Computer equipment	3 years
Furniture and fixtures	5 years

Expenditures for maintenance and repairs which do not materially extend the useful lives of property and equipment are charged to earnings.  When property or equipment is sold or otherwise disposed of, the cost and related accumulated depreciation are removed from the respective accounts with the resulting gain or loss reflected in earnings.

j)

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

k)

Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents.  At April 30, 2006, the Company had $18,811 US Funds in deposit in a business bank account which are not insured and US equivalent $23,685 in Canadian Funds in a business bank account which are insured by a Federal Government agency.

l)

Earnings (Loss) Per Share

Earnings (loss) per share of common stock is computed by dividing the net earnings (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share is not shown for periods in which the Company incurs a loss because it would be anti-dilutive.

m)

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

n)

Other

The Company consists of one reportable business segment.

The Company paid no dividends during the periods presented.

Note 4

Basis of Presentation – Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates the continuation of the Company as a going concern. However, the Company has sustained losses and has no business operations to date.  These matters raise substantial doubt about the Company's ability to continue as going concern.   In view of these matters, realization of certain of the assets in the accompanying balance sheet is dependent upon the Company's ability to meet its financing requirements, and the success of its future operations. The Company intends to commence its operations through equity offerings received.  There is no assurance of the eventual profitability of the Company.  Management believes that actions planned and presently being taken to revise the Company's operating and financial requirements provide the opportunity for the Company to continue as a going concern.  The financial statements do not include any adjustments that might result from these uncertainties.

Note 5

Common Stock

The Company’s authorized common stock consists of 75,000,000 shares with a par value of $0.001 per share.

On July 15, 2004, the Company issued 1,600,000 shares of common stock at a price of $0.01 for cash totaling $16,000.

On September 13, 2004, the Company issued 600,000 shares of common stock at a price of $0.01 for cash totaling $6,000.

On March 16, 2006, the Company issued 600,000 shares of common stock at a price of $0.10 for cash totaling $60,000.

Note 6

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

The Company’s deferred tax assets, valuation allowance, and change in valuation allowance are as follows:

Period Ending	Estimated NOL Carryforward	NOL Expires	Estimated Tax Benefit from NOL	Valuation Allowance	Change in Valuation Allowance	Net Tax Benefit
January 31, 2005	2,202	2025	330	(330)	(330)	—
January 31, 2006	12,858	2026	1,929	(1,929)	(1,599)	—
April 30, 2006	32,635	2027	4,895	(4,895)	(2,966)	—

Income taxes at the statutory rate are reconciled to the Company’s actual income taxes as follows:

Income tax benefit at statutory rate resulting from net operating loss carryforward	(15%)
Deferred income tax valuation allowance	15%
Actual tax rate	0%

Note 7

Related Party Transactions

The Company uses the offices of its President for its minimal office facility needs for no consideration.  No provision for these costs has been provided since it has been determined that they are immaterial.

Item 2.   Management’s Plan of Operation

Homassist Corporation was incorporated on July 15, 2004, in the State of Nevada.  The Company's principal executive offices are located at #107- 1520 McCallum Rd Unit #29, Abbotsford, British Columbia, Canada V2S 8B2.  Our telephone number is (604) 592-3574.  Our company’s fiscal year end is January 31.

Homassist is a development stage company.  We have not had any revenues or operations and we have few assets.  Since incorporation, we have not made any significant purchases or sale of assets, nor have we been involved in any mergers, acquisitions or consolidations.  We have never declared bankruptcy, been in receivership, or been involved in any legal action or proceedings.

Prior to the offering, our principal activities consisted only of initial organizational activities and the issuance of common shares to our original affiliate shareholders. On February 3, 2006 our registration statement on Form SB-2 was declared effective, enabling a registered offering of a maximum of 600,000 common shares at a price of $0.10 per share. On March 16, 2006 we accepted subscriptions for 600,000 shares from 40 investors, raising a total of $60,000. At present, our common shares are approved for listing on the OTC/BB: 2,200,000 of 2,800,000 outstanding common shares are currently held by our officers and directors.

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

PLAN OF OPERATION

The following discussion of the plan of operation, financial condition, results of operations, cash flows and changes in financial position of our Company should be read in conjunction with our most recent financial statements and notes appearing elsewhere in this Form 10-QSB; and our Annual Report for January 31, 2006 on Form 10KSB filed on May 15, 2005.

On March 16, 2006 we accepted subscriptions for $60,000 from the sale of 600,000 common shares to 40 investors under our Registration Statement on Form SB-2. The offering was fully subscribed. This offering placed $60,000 into our treasury, allowing us to proceed with our Plan of Operation as set out in our prospectus, and in accordance with the budget set out for our corporate operations for the subsequent twelve months.

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

We have just completed the sale of our common shares, as a result, we are only now in a position to fully implement our business plan. We intend to operate with very limited administrative support, and our current officers and directors will continue to be responsible for these duties, without compensation, for at least the first year of operations. This will enable us to preserve capital.

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

Milestones

Our first priority has been to start construction on a website.  A web server space has been contracted from a local internet service provider.  We have expensed $2,000 to date on our website, which provides basic information and facts about the services we will be offering.  The website, www.homassist.com does give background information but is presently under construction.  In the future, it will have the facility for prospective clients to contact us with questions and inquiries.

We have begun the development of a brochure, which will serve as our primary advertising tool.  We also plan to rely on other forms of direct marketing, such as direct home mail pieces, telephone directories, and advertising in local newspapers.  We anticipate having our brochure ready by the end of the August 2006.  During this quarter, we spent $8,700 towards the design and production of these promotional materials.  Additional promotional materials will be produced and travel expenses to promote our service will be incurred on an as-needed basis beginning in November and will be ongoing throughout balance of the year.

In April 2006, demonstration aids were purchased at a cost of $3,110.  An additional amount of approximately $877 will be spent by the end of June 2006.  We plan to commence our training classes and seminars by September 2006 which will include conducting one-on-one training, seminars, and classes.

In April 2006, we purchased computer equipment for $5,758 which includes two laptop computers and software, two multi-use printers as well as two work stations.  We spent $1,750 on office furniture and an additional $505 for office supplies.

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

Expenditures

The following table indicates our use of our remaining proceeds raised from our recently closed offering over the next 9 months:

Legal and Accounting Demonstration Aids Marketing and Promotion Training and Consulting Website Development Miscellaneous Administration Costs Total	933 877 14,300 9,000 3,000 3,000 31,110

The above expenditure items are defined as follows:

Legal and Accounting Fees:  This expenditure item refers to the normal legal and accounting costs associated with maintaining a publicly traded company.

Demonstration Aids:  This item refers to the cost of purchasing the balance of the necessary health care products that will be used in the teaching process.

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

Website Development:  This expense is the cost associated with further development of our website. Initially the website will be used to introduce our services that will be available. Eventually, it will be developed sufficiently to respond to queries.

Miscellaneous Administrative Costs:  This expense refers to any miscellaneous costs that have not been otherwise listed - such as bank service charges, corporate insurance and sundry items.

We do not anticipate making any major purchases of capital assets in the next 9 months, or conducting any research and development. Our current corporate employee count is expected to remain the same for the next 9 months.

We believe we have sufficient cash resources to satisfy our needs over the next 9 months. Our ability to satisfy cash requirements thereafter, and the need for additional funding is dependent on our ability to generate revenue from our business in sufficient quantity and on a profitable basis. Should we require additional cash in the future, there can be no assurance that we will be successful in raising additional debt or equity financing on terms acceptable to our company, if at all.

ITEM 3. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms.

There has been no change in our internal control over financial reporting during the current quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

None.

ITEM 2.

CHANGES IN SECURITIES AND USE OF PROCEEDS

On February 3, 2006 our Registration Statement on Form SB-2, commission file number 333-124405, became effective, enabling us to offer up to 600,000 shares of common stock of our company at a price of $0.10 per share.  On March 16, 2006, we accepted subscriptions for the entire offering from 40 investors, raising a total of $60,000.  There were no underwriters for this offering.

We did not pay any underwriting discounts or commissions, finders’ fees, or expenses to underwriters.  We did not make any direct or indirect payments to directors, officers, general partners of the issue or their associates or to any persons owning 10% or more of any class of equity securities or to any affiliates.

As of the date of this Quarterly Report, there are 2,800,000 issued and outstanding shares of common stock of which 2,200,000 shares are held by our officers and directors.

The following table notes the use of proceeds for actual expenses incurred for our account from February 3, 2006 to April 30, 2006 in connection with the issuance and distribution of the securities:

Expense	Amount of direct or indirect payments to directors, officers, general partners, 10% shareholders or affiliates of the Issuer	Amount of direct or indirect payments to others
Transfer agent	$ 0	$ 1,145
Legal	$ 0	$ 2,140
	$ 0	$ 5,382

The above expenses were paid from existing working capital at the time of the offering; therefore they were not deducted from the proceeds of the offering.  Net proceeds to our company from the offering were $60,000.

The following table notes the use of proceeds for actual expenses incurred for our account from February 3, 2006 to April 30, 2006.

Expenses	Amount of direct or indirect payments to directors, officers, general partners, 10% shareholders or affiliates of the Issuer	Amount of direct or indirect payments to others
Demonstration Aids	$ 0	$ 3,110
Legal and Accounting	$ 0	$ 7,067
Marketing and Promotion	$ 0	$ 8,700
Office Equipment and Supplies	$ 0	$ 8,013
Website Development	$ 0	$ 2,000
	$ 0	$ 28,890

The proceeds from our offering are to be used to fund our operations as described in the SB-2 offering document incorporated for reference herein. See also Item 2 “Plan of Operation”.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.

OTHER INFORMATION

None.

ITEM  6.

EXHIBITS

(a) Pursuant to Rule 601 of Regulation SB, the following exhibits are included herein or incorporated by reference.

Exhibit

Number

Description

     3.1

Articles of Incorporation*

      3.2

By-laws*

     31.1 CERTIFICATION OF CEO PURSUANT TO 18 U.S.C. ss. 1350, SECTION 302

      31.2 CERTIFICATION  OF CFO PURSUANT TO 18 U.S.C. ss. 1350, SECTION 302

      32.1 CERTIFICATION  PURSUANT  TO 18 U.S.C.  ss.1350,  SECTION 906

      32.2 CERTIFICATION  PURSUANT  TO 18 U.S.C.  ss. 1350, SECTION 906

*  Incorporated by reference to our SB2 Registration Statement, file number 333-124405, filed on April 28, 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 14th  day of June, 2006.

HOMASSIST CORPORATION

Date: June 14, 2006                     By: /s/ Irene Braham

Name: Irene Braham

Title: President/CEO, principal executive officer

Date: June 14, 2006

           By: /s/ Marie Legere

Name: Mare Legere

Title: Chief Financial Officer, principal financial officer and principal accounting officer