Form 10QSB
period 2006-07-31
HOMASSIST CORP
filed 2006-09-14
CIK 1321099

As filed with the Securities and Exchange Commission on September 14, 2006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]

 QUARTERLY REPORT PURSUANT TO SECTION 13

OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended July 31, 2006

OR

[  ]

TRANSITION REPORT PURSUANT TO SECTION 13

OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ______________

Commission File Number 333-124405

HOMASSIST CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	98-0434357
State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)

107-1520 McCallum Rd. Suite 29, Abbotsford, British Columbia, Canada, V2S 8B2

 (Address of principal executive offices)

Registrant’s telephone number:  (604) 313-5410

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X     No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes __  No _X__

Number of shares outstanding of the registrant’s class of common stock as of September 12, 2006: 72,800,000

Authorized share capital of the registrant: 75,000,000 common shares, par value of $0.001

The Company recorded US $nil revenue for the quarter ended July 31, 2006.

HOMASSIST CORPORATION

(A Development Stage Company)

FINANCIAL STATEMENTS

JULY 31, 2006

Page

Financial Statements:

Balance Sheets	F-2

Statements of Operations	F-3 to F-4

Statements of Cash Flows	F-5

Statement of Stockholders’ Equity	F-6

Notes to Financial Statements	F-7 to F-12

HOMASSIST CORPORATION

(A Development Stage Company)

BALANCE SHEETS

	July 31, 2006	January 31, 2006
	(Unaudited)	(See Note 1)

ASSETS

Current
Cash	$10,594	$12,332
Inventory	4,019	-

Total Current Assets	14,613	12,332

Computer Equipment, net of depreciation	5,278	-
Office Furniture, net of depreciation	7,542	-
Website Development Costs, net of amortization	1,612	1,945

TOTAL ASSETS	$29,045	$14,277

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES

Current
Accounts payable	$1,530	$2,135
Accrued liabilities	3,750	3,000
Total current liabilities	5,280	5,135

STOCKHOLDERS’ EQUITY

Capital Stock
Authorized:
75,000,000 common shares, par value $0.001 per share

Issued and outstanding:
72,800,000 and 57,200,000 common shares as of July 31, 2006 and January 31, 2006, respectively	72,800	22,000
Additional paid-in capital	9,200	-

Deficit Accumulated During the Development Stage	(58,235)	(12,858)
	23,765	9,142

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$29,045	$14,277

The accompanying notes are an integral part of these statements.

HOMASSIST CORPORATION

(A Development Stage Company)

STATEMENTS OF OPERATIONS

PERIOD FROM INCEPTION, JULY 15, 2004, TO JULY 31, 2006

(Unaudited)

		Three-month period ending July 31, 2006	Three-month period ending July 31, 2005

Revenue		$-	$-

Expenses
Amortization		686	-
Consulting		6,500	-
Office and administration		1,602	376
Organizational costs		-	-
Professional fees		6,665	2,000
Marketing		10,600	-
Telecom and website hosting		-	-
		26,053	2,376

Net Loss from Operations		(26,053)	(2,376)

Other Income
Interest income		-	-

Net Loss for the Period		$(26,053)	$(2,376)

Basic and Diluted Loss Per Share	$	Nil	Nil

Weighted Average Number of Shares Outstanding		72,800,000	57,200,000

The accompanying notes are an integral part of these statements.

HOMASSIST CORPORATION

(A Development Stage Company)

STATEMENTS OF OPERATIONS

PERIOD FROM INCEPTION, JULY 15, 2004, TO JULY 31, 2006

(Unaudited)

		Six-month period ending July 31, 2006	Six-month period ending July 31, 2005	Cumulative amounts from July 15, 2004 (Date of Inception) to July 31, 2006

Revenue		$-	$-	$-

Expenses
Amortization		901	-	956
Consulting		6,500	-	6,500
Office and administration		2,805	376	3,479
Organizational costs		-	-	1,083
Professional fees		15,871	6,825	26,871
Marketing		19,300	-	19,300
Telecom and website hosting		-	-	135
		45,377	7,201	58,324

Net Loss from Operations		(45,377)	(7,201)	(58,324)

Other Income
Interest income		-	-	89

Net Loss for the Period		$(45,377)	$(7,201)	$(58,235)

Basic and Diluted Loss Per Share	$	Nil	Nil	Nil

Weighted Average Number of Shares Outstanding		69,093,923	57,200,000	58,828,916

The accompanying notes are an integral part of these statements.

HOMASSIST CORPORATION

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

PERIOD FROM INCEPTION, JULY 15, 2004, TO JULY 31, 2006

(unaudited)

	Six month period ended July 31, 2006	Six month period ended July 31, 2005	Cumulative amounts from July 15, 2004 (Date of Inception) to July 31, 2006

Cash Flows from Operating Activities
Net loss for the period	$(45,377)	$(7,201)	$(58,235)

Adjustments to Reconcile Net Loss to Net Cash used by Operating Activities
Amortization	901	-	956
Inventory	(4,019)	-	(4,019)
Accounts payable and accrued liabilities	145	-	5,280
Net Cash (used in) Operating Activities	(48,350)	(7,201)	(56,018)

Cash Flows from Investing Activity
Additions to capital assets	(13,388)	-	(13,388)
Additions to intangibles	-	-	(2,000)
Net Cash (used in) Investing Activities	(13,387)	-	(15,387)

Cash Flows from Financing Activity
Issuance of common shares	60,000	-	82,000
Net Cash provided by Financing Activities	60,000	-	82,000

Increase (Decrease) in Cash during the Period	(1,738)	(7,201)	10,594

Cash, Beginning of Period	12,332	20,798	-

Cash, End Of Period	$10,594	$13,597	$10,594
Supplemental Disclosure of Cash Flow Information
Cash paid for:
Interest	$-	$-	$-
Income taxes	-	-	-

The accompanying notes are an integral part of these statements.

HOMASSIST CORPORATION

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY

JULY 31, 2006

(unaudited)

			DEFICIT
CAPITAL STOCK			ACCUMULATED
		ADDITIONAL	DURING THE
		PAID-IN	DEVELOPMENT
SHARES	AMOUNT	CAPITAL	STAGE	TOTAL

July 15, 2004 – Shares issued for cash at $0.00038	41,600,000	$16,000	$-	$-	$16,000
September 13, 2004 – Shares issued for cash at $0.00038	15,600,000	6,000	-	-	6,000

Net loss for the year	-	-	-	(2,202)	(2,202)

Balance, January 31, 2005	57,200,000	22,000	-	(2,202)	19,798

Net loss for the year	-	-	-	(10,656)	(10,656)

Balance, January 31, 2006	57,200,000	22,000	-	(12,858)	9,142

March 16, 2006 – Shares issued for cash at $0.00385	15,600,000	50,800	9,200	-	60,000

Net loss for the period	-	-	-	(45,377)	(45,377)

Balance, July 31, 2006	72,800,000	$72,800	$9,200	$(58,235)	$23,765

The accompanying notes are an integral part of these statements.

HOMASSIST CORPORATION

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

JULY 31, 2006

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

Note 2

Nature and Continuance of Operations

a)

Organization

The Company was incorporated in the State of Nevada, United States of America on July 15, 2004.  The Company’s year-end is January 31st.

On July 13, 2006, the Board of Directors authorized a 26-for-1 stock split of the Company’s $0.001 par value common stock.  As a result of the split, 70,000,000 additional shares were issued and capital and additional paid-in capital were adjusted accordingly.  All references in the accompanying financial statements to the number of common shares and per share amounts have been retroactively restated to reflect the stock split.

b)

Development Stage Activities

The Company is in the development stage and has not yet realized any revenues from its planned operations.  Homassist’s business plan is to teach and aid family members and friends to provide home care to the disabled and/or the elderly.

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

Note 3

Significant Accounting Policies

This summary of significant accounting policies is presented to assist in understanding the Company’s financial statements. The financial statements and notes are representations of the Company’s management, who is responsible for their integrity and objectivity.  These accounting policies conform to generally accepted accounting principles in the United States of America and have been consistently applied in the preparation of the financial statements.  The financial statements are stated in United States of America dollars.

a)

Organizational and Start-up Costs

Costs of start-up activities, including organizational costs, are expensed as incurred in accordance with SOP 98-5.

b)

Income Taxes

The Company has adopted the Statement of Financial Accounting Standards No. 109 – “Accounting for Income Taxes” (SFAS 109), which requires the use of the asset and liability method of accounting of income taxes.  Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

c)

Basic and Diluted Loss Per Share

In accordance with SFAS No. 128 – “Earnings Per Share”, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding.  Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  At July 31, 2006, the Company had no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

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

A summary of the estimated useful lives are:

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

k)

Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents.  At July 31, 2006, the Company had US $10,594 on deposit in a business bank account which is not insured.

l)

Inventory

Inventory is stated at the lower of cost or estimated net realizable value on a first-in first-out basis.

m)

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FIN No. 46, "Consolidation of Variable Interest Entities," and a revised interpretation of FIN 46 ("FIN 46-R") in December 2003. FIN 46 requires certain variable interest entities

("VIEs") to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of FIN 46 are effective immediately for all arrangements entered into after January 31, 2003. Since January 31, 2003, the Company has not invested in any entities it believes are variable interest entities for which the Company is the primary beneficiary. For all arrangements entered into after January 31, 2003, the Company was required to continue to apply FIN 46 through April 30, 2004. The Company was required to adopt the provisions of FIN 46-R for those arrangements on May 1, 2004. For arrangements entered into prior to February 1, 2003, the Company was required to adopt the provisions of FIN 46-R on May 1, 2004. The adoption of this statement did not impact the Company's financial position, results of operations, or cash flows.

In December 2004, the FASB issued FAS 123 (R) Shareholder Based Payments that, upon implementation, will impact the Company’s net earnings and earnings per share, and change the classification of certain elements of the statement of cash flows.  FAS 123(R) requires stock options and other share-based payments made to employees to be accounted for as compensation expense and recorded at fair value, and to reflect the related tax benefit received upon exercise of the options in the statement of cash flows as a financing activity inflow rather than an adjustment of operating activity as currently represented.  Consistent with provisions of the new standard, the Company adopted FAS 123(R) in the first quarter of 2005, and to implement it on a prospective basis.

There were various other accounting standards and interpretations issued during 2005 and 2004, none of which are expected to have a material impact on the Company’s consolidated financial position, operations or cash flows.

n)

Other

The Company consists of one reportable business segment.

The Company paid no dividends during the periods presented.

Note 4

Basis of Presentation – Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles (GAAP) in the United States, which contemplates the continuation of the Company as a going concern. However, the Company has sustained losses and has no business operations to date.  These matters raise substantial doubt about the Company's ability to continue as going concern.   In view of these matters, realization of certain of the assets in the accompanying balance sheet is dependent upon the Company's ability to meet its financing requirements, and the success of its future operations. The Company intends to commence its operations through equity offerings received.  There is no assurance of the eventual profitability of the Company.  Management believes that actions planned and presently being taken to revise the Company's operating and financial requirements provide the opportunity for the Company to continue as a going concern.  The financial statements do not include any adjustments that might result from these uncertainties.

Note 5

Common Stock

The Company’s authorized common stock consists of 75,000,000 shares with a par value of $0.001 per share.

On July 15, 2004, the Company issued 41,600,000 post-split shares of common stock at a price of $0.00038 for cash totaling $16,000.

On September 13, 2004, the Company issued 15,600,000 post-split shares of common stock at a price of $0.00038 for cash totaling $6,000.

On March 16, 2006, the Company issued 15,600,000 post-split shares of common stock at a price of $0.00385 for cash totaling $60,000.

On July 13, 2006, the Board of Directors authorized a 26 for 1 stock split of the Company’s $0.001 par value common stock.  As a result of the split, 70,000,000 additional shares were issued and capital and additional paid-in capital were adjusted accordingly.  All references in the accompanying financial statements to the number of common shares and per share amounts have been retroactively restated to reflect the stock split.

Note 6

Income Taxes

The Company is subject to US federal income taxes.  The Company has had no income, and therefore has paid no income tax.

Deferred income taxes arise from temporary timing differences in the recognition of income and expenses for financial reporting and tax purposes. The Company’s deferred tax assets consist entirely of the benefit from net operating loss (NOL) carry-forwards.  The Company’s deferred tax assets are offset by a valuation allowance due to the uncertainty of the realization of the net operating loss carry-forwards.  Net operating loss carry-forwards may be further limited by a change in company ownership and other provisions of the tax laws.

The Company’s deferred tax assets, valuation allowance, and change in valuation allowance are as follows:

Period Ending	Estimated NOL Carryforward	NOL Expires	Estimated Tax Benefit from NOL	Valuation Allowance	Change in Valuation Allowance	Net Tax Benefit
January 31, 2005	2,202	2025	330	(330)	(330)	—
January 31, 2006	12,858	2026	1,929	(1,929)	(1,599)	—
July 31, 2006	58,235	2026	8,735	(8,735)	(6,806)	—

Income taxes at the statutory rate are reconciled to the Company’s actual income taxes as follows:

Income tax benefit at statutory rate resulting from net operating loss carryforward	(15%)
Deferred income tax valuation allowance	15%
Actual tax rate	0%

Note 7

Related Party Transactions

The Company has used and currently uses office space provided by its President for no consideration.  No provision for these costs has been provided since they have been determined to be negligible.

Item 2.   Management’s Plan of Operation

Homassist Corporation was incorporated on July 15, 2004, in the State of Nevada.  The Company's principal executive offices are located at #107- 1520 McCallum Rd Unit #29, Abbotsford, British Columbia, Canada V2S 8B2.  Our telephone number is (604) 313-5410.  Our company’s fiscal year end is January 31.

On February 3, 2006 our Registration Statement on Form SB-2 was declared effective, and on March 16, 2006 we completed a maximum offering of 600,000 common shares at a price of $0.10 per share (post split price of $0.00385 per share). On June 7, 2006, we obtained regulatory approval to post our common shares for trading on the OTC/BB under the trading symbol “HMAS”.  On August 1, 2006 we affected a 26-for-1 forward split on our outstanding common shares.  Common stockholders of record on July 13, 2006, were given 25 additional common shares for each common share held.  As a result, there were 72,800,000 common shares outstanding.  See below ITEM 4, “SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS”.

We currently have no revenue from operations. We are in a start-up phase with our existing assets and we have no significant assets, tangible or intangible. There can be no assurance that we will generate revenues in the future, or that we will be able to operate profitably in the future, if at all. We have incurred net losses in the two fiscal year periods since inception of our operations in July, 2004. We have never declared bankruptcy, have never been in receivership, and never been involved in any legal action or proceedings.  Since becoming incorporated, we have not made any significant purchase or sale of assets, nor have we been involved in any mergers, acquisitions or consolidations.

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

PLAN OF OPERATION

The following discussion of the plan of operation, financial condition, results of operations, cash flows and changes in financial position of our Company should be read in conjunction with our most recent financial statements and notes appearing elsewhere in this Form 10-QSB; our Annual Report for January 31, 2006 on Form 10KSB filed on May 15, 2005; and our Form 10-QSB for April 30, 2006 filed on June 14, 2006.

Our continuing operations are dependent upon the identification and successful completion of additional long-term or permanent equity financing, the support of creditors and shareholders, and, ultimately, the achievement of profitable operations. There can be no assurances that we will be successful, which would in turn significantly affect our ability to roll-out our business plan. If not, we will likely be required to reduce operations or liquidate assets.  We will continue to evaluate our projected expenditures relative to our available cash and to seek additional means of financing in order to satisfy our working capital and other cash requirements.

We have just completed the sale of our common shares; as a result, we are only now in a position to fully implement our business plan. We intend to operate with very limited administrative support, and our current officers and directors will continue to be responsible for these duties, without compensation, for at least the first year of operations. This will enable us to preserve capital.

We are a development stage company with no operations, no revenue, no financial backing and few assets. How long we can continue to satisfy its cash requirements, and whether we will require additional funding for the next twelve months from the date hereof is dependent on how quickly our company can generate revenue to cover our ongoing expenses.

Homassist’s business is focused on the needs and desires of family members and friends to provide nurturing and safe environments for their disabled, chronically ill, or elderly loved ones.  We believe we can provide a valuable service by helping and training friends and families realize their goal of providing these environments through instruction, training and aids. Our comprehensive approach to home care of the elderly or the disabled will focus on personal grooming, meeting dietary needs, communication skills, mental or physical exercise, comfort and safety aids, as well as medication and pain management.  We will also be presenting a clear message on the importance of caregivers working in conjunction with medical professionals and building good relationships with them.  Networking and developing support systems for both the caregiver and their loved one will also be covered in our overall educational plan.

During the next year of operations, we plan to focus primarily on the urban areas of Vancouver, British Columbia and Edmonton, Alberta, Canada.  As we gain experience and revenues, we plan to develop markets in other large cities in British Columbia and Alberta, Canada.

Milestones

The Company website www.homassist.com is currently under construction and has began operation.  At this time, the website provides general information about the Company’s mission and services.  We plan to add additional content, and links so prospective clients can contact us for further information.  Website costs to date are approximately $2,000, which include the cost of web server space from an Internet service provider.

We have developed a brochure which will serve as our primary advertising tool.  We also plan to rely on other forms of direct marketing, such as direct home mail pieces, telephone directories, and advertising in local newspapers.  We anticipate having our brochure ready by the end of the September 2006. To date, we spent $19,300 towards the design and production of marketing and promotional materials.  Additional promotional materials and travel expenses to promote our service will be incurred on an as-needed basis beginning in November and will be ongoing throughout balance of the year.

In April 2006, we purchased computer equipment for $5,758 which includes two laptop computers and software, two multi-use printers, and two work stations.  We spent $1,750 on office furniture and an additional $505 for office supplies.  In April and May 2006, demonstration aids were purchased at a total cost of $4,018.  In addition, we have spent $6,500 for consultation with and training from industry experts.  We have also spent $5,880 for a portable display.

The design and building of the portable display unit is in progress, with expected delivery in October 2006.  The display unit will be used to provide a corporate presence and marketing outlet at senior centers and related organizations.

Our goal is that by the end of September 2006 we will have sufficient support and promotional material to begin developing our customer base, using seminars targeted at senior centers, community leagues, and church groups.  We plan to commence our training classes and seminars by October 2006 which will include conducting one-on-one training, seminars, and classes.  The proposed seminars and classes will be conducted at various venues including churches and community colleges.

Expenditures

The following table indicates our use of our remaining proceeds raised from our recently closed offering over the next 6 months:

Website Development Miscellaneous Administration Costs Total	3,000 726 3,726

The above expenditure items are defined as follows:

Website Development:  This expense is the cost associated with further development of our website.

Miscellaneous Administrative Costs:  This expense refers to any miscellaneous costs that have not been otherwise listed - such as bank service charges and other sundry items.

We do not anticipate making any major purchases of capital assets in the next 6 months, or conducting any research and development. Our current corporate employee count is expected to remain the same for the next 6 months.

We believe we do not have sufficient cash resources to satisfy our needs over the next 6 months. Our ability to satisfy our cash requirement and the need for additional funding is dependent on our ability to generate revenue from our business in sufficient quantity and on a profitable basis.  There can is no assurance that we will be successful in raising additional debt or equity financing on terms acceptable to our company.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

ITEM 3. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

There has been no change in our internal control over financial reporting during the current quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

None.

ITEM 2.

CHANGES IN SECURITIES AND USE OF PROCEEDS

On February 3, 2006 our Registration Statement on Form SB-2 was declared effective and on March 16, 2006 we completed the maximum offering of 600,000 common shares at a price of $0.10 per share. On June 7, 2006, we obtained regulatory approval to post our common shares for trading on the OTC/BB under the trading symbol “HMAS”.  On August 1, 2006 we affected a 26 for 1 forward split on our outstanding common shares.  Common stockholders of record on July 13, 2006 were given 25 additional common shares for each common share held.  As a result, there were 72,800,000 common shares outstanding subsequent to the forward split.

The following table notes the use of proceeds for actual expenses incurred for our account from February 3, 2006 to July 31, 2006, in connection with the issuance and distribution of the securities:

Expense	Amount of direct or indirect payments to directors, officers, general partners, 10% shareholders or affiliates of the Issuer	Amount of direct or indirect payments to others

Transfer agent	$ 0	$ 1,825
Legal	$ 0	$ 2,140
	$ 0	$ 3,965

The above expenses were paid from existing working capital at the time of the offering; therefore they were not deducted from the proceeds of the offering.  Net proceeds to our company from the offering were $60,000.

The following table notes the use of proceeds for actual expenses incurred for our account from February 3, 2006 to July 31, 2006.

Expenses	Amount of direct or indirect payments to directors, officers, general partners, 10% shareholders or affiliates of the Issuer	Amount of direct or indirect payments to others
Demonstration Aids	$ 0	$ 4,018
Legal and Accounting	$ 0	$9,642
Marketing and Promotion	$ 0	$25,180
Office Equipment and Supplies	$ 0	$ 8,013
Training and Consulting	$ 0	$ 6,500
Website Development	$ 0	$ 2,000
Misc. Administration Costs	$ 0	$ 921
	$ 0	$ 56,274

The proceeds from our offering are to be used to fund our operations as described in the SB-2 offering document incorporated for reference herein. See also Item 2 “Plan of Operation”.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On July 13, 2006, our Company’s Board of Directors approved a 26-for-1 forward split of our issued and outstanding common shares. Our Directors advised it was in the best interests of our Company to proceed with the forward split, to provide for greater liquidity in the public market and in the trading of our common shares.

The approval of a majority of the issued and outstanding shares of common stock was required to affect the forward split. Our Officers and Directors, holding 2,200,000 common shares, or 78.57% of our issued and outstanding common shares, executed a written consent approving the action. No meeting of our stockholders was held. Stockholders of record on July 13, 2006, received 25 additional common shares for each common share held.  These shares were issued August 1, 2006.

Subsequent to the forward split, there were 72,800,000 issued and outstanding common shares.

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

 CERTIFICATION  OF CFO PURSUANT TO 18 U.S.C. ss. 1350, SECTION 302

      32.1  CERTIFICATION  PURSUANT  TO 18 U.S.C.  ss.1350,  SECTION 906

      32.2  CERTIFICATION  PURSUANT  TO 18 U.S.C.  ss. 1350, SECTION 906

*  Incorporated by reference to our SB2 Registration Statement, file number 333-124405, filed on April 28, 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 14th day of September, 2006.

HOMASSIST CORPORATION

Date: September 14, 2006            By: /s/ Irene Braham

Name: Irene Braham

Title: President/CEO, principal executive officer

Date: September 14, 2006

           By: /s/ Marie Legere

Name: Mare Legere

Title: Chief Financial Officer, principal financial officer and principal accounting officer