Form 10QSB
period 2006-10-31
HOMASSIST CORP
filed 2006-12-14
CIK 1321099

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]

 QUARTERLY REPORT PURSUANT TO SECTION 13

OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2006

OR

[  ]

TRANSITION REPORT PURSUANT TO SECTION 13

OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ______________

Commission File Number 333-124405

HOMASSIST CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	98-0434357
State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)

107-1520 McCallum Rd Suite# 29, Abbotsford, British Columbia, Canada, V2S 8B2

 (Address of principal executive offices) (Zip Code)

Issuer’s telephone number, including area code:  (604) 313-5410

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X     No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes __  No _X__

APPLICABLE ONLY TO CORPORATE ISSUERS

Number of shares outstanding of the registrant’s class of common stock as of December 12, 2006: 72,800,000

Transitional Small Business Disclosure Format:

Yes ___    No       X

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

HOMASSIST CORPORATION

(A Development Stage Company)

FINANCIAL STATEMENTS

OCTOBER 31, 2006

Financial Statements:	Page

Balance Sheets	F-2

Statements of Operations	F-3 to F-4

Statements of Cash Flows	F-5

Statement of Stockholders’ Equity	F-6

Notes to Financial Statements	F-7 to F-12

HOMASSIST CORPORATION

(A Development Stage Company)

BALANCE SHEETS

	October 31, 2006	January 31, 2006
	(Unaudited)	(See Note 1)

ASSETS

Current
Cash	$3,584	$12,332
Inventory	4,019	-

Total Current Assets	7,603	12,332

Computer Equipment, net of depreciation	4,799	-
Office Furniture, net of depreciation	6,964	-
Website Development Costs, net of amortization	1,445	1,945

TOTAL ASSETS	$20,811	$14,277

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES

Current
Accounts payable	$625	$2,135
Accrued liabilities	2,050	3,000
Total current liabilities	2,675	5,135

STOCKHOLDERS’ EQUITY

Capital Stock
Authorized:
75,000,000 common shares, par value $0.001 per share

Issued and outstanding:
72,800,000 and 57,200,000 common shares as of July 31, 2006 and January 31, 2006, respectively	72,800	22,000
Additional paid-in capital	9,200	-

Deficit Accumulated During the Development Stage	(63,864)	(12,858)
	18,136	9,142

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$20,811	$14,277

The accompanying notes are an integral part of these statements.

HOMASSIST CORPORATION

(A Development Stage Company)

STATEMENTS OF OPERATIONS

PERIOD FROM INCEPTION, JULY 15, 2004, TO OCTOBER 31, 2006

(Unaudited)

		Three-month period ending October 31, 2006	Three-month period ending October 31, 2005

Revenue		$-	$-

Expenses
Amortization		1,224	-
Consulting		-	-
Office and administration		1,630	-
Organizational costs		-	303
Professional fees		2,775	506
Marketing		-	-
Telecom and website hosting		-	-
		5,629	809

Net Loss from Operations		(5,629)	(809)

Other Income
Interest income		-	-

Net Loss for the Period		$(5,629)	$(809)

Basic and Diluted Loss Per Share	$	Nil	Nil

Weighted Average Number of Shares Outstanding		72,800,000	57,200,000

The accompanying notes are an integral part of these statements.

HOMASSIST CORPORATION

(A Development Stage Company)

STATEMENTS OF OPERATIONS

PERIOD FROM INCEPTION, JULY 15, 2004, TO OCTOBER 31, 2006

(Unaudited)

		Nine-month period ending October 31, 2006	Nine-month period ending October 31, 2005	Cumulative amounts from July 15, 2004 (Date of Inception) to October 31, 2006

Revenue		$-	$-	$-

Expenses
Amortization		2,125	-	2,180
Consulting		6,500	-	6,500
Office and administration		4,435	360	5,109
Organizational costs		-	-	1,083
Professional fees		18,646	7,650	29,646
Marketing		19,300	-	19,300
Telecom and website hosting		-	-	135
		51,006	8,010	63,953

Net Loss from Operations		(51,006)	(8,010)	(63,953)

Other Income
Interest income		-	-	89

Net Loss for the Period		$(51,006)	$(8,010)	$(63,864)

Basic and Diluted Loss Per Share	$	Nil	Nil	Nil

Weighted Average Number of Shares Outstanding		70,342,587	57,200,000	60,360,906

The accompanying notes are an integral part of these statements.

HOMASSIST CORPORATION

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

PERIOD FROM INCEPTION, JULY 15, 2004, TO OCTOBER 31, 2006

(unaudited)

	Nine month period ended October 31, 2006	Nine month period ended October 31, 2005	Cumulative amounts from July 15, 2004 (Date of Inception) to October 31, 2006

Cash Flows from Operating Activities
Net loss for the period	$(51,006)	$(8,010)	$(63,864)

Adjustments to Reconcile Net Loss to Net Cash used by Operating Activities
Amortization	2,125	-	2,180
Inventory	(4,019)	-	(4,019)
Accounts payable and accrued liabilities	(2,460)	300	2,675
Net Cash (used in) Operating Activities	(55,360)	(7,710)	(63,028)

Cash Flows from Investing Activity
Additions to capital assets	(13,388)	-	(13,388)
Additions to intangibles	-	-	(2,000)
Net Cash (used in) Investing Activities	(13,388)	-	(15,388)

Cash Flows from Financing Activity
Issuance of common shares	60,000	-	82,000
Net Cash provided by Financing Activities	60,000	-	82,000

Increase (Decrease) in Cash during the Period	(8,748)	(7,710)	3,584

Cash, Beginning of Period	12,332	20,798	-

Cash, End Of Period	$3,584	$13,088	$3,584
Supplemental Disclosure of Cash Flow Information
Cash paid for:
Interest	$-	$-	$-
Income taxes	-	-	-

The accompanying notes are an integral part of these statements.

HOMASSIST CORPORATION

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY

OCTOBER 31, 2006

(unaudited)

			DEFICIT
CAPITAL STOCK			ACCUMULATED
		ADDITIONAL	DURING THE
		PAID-IN	DEVELOPMENT
SHARES	AMOUNT	CAPITAL	STAGE	TOTAL

July 15, 2004 – Shares issued for cash at $0.00038	41,600,000	$16,000	$-	$-	$16,000
September 13, 2004 – Shares issued for cash at $0.00038	15,600,000	6,000	-	-	6,000

Net loss for the year	-	-	-	(2,202)	(2,202)

Balance, January 31, 2005	57,200,000	22,000	-	(2,202)	19,798

Net loss for the year	-	-	-	(10,656)	(10,656)

Balance, January 31, 2006	57,200,000	22,000	-	(12,858)	9,142

March 16, 2006 – Shares issued for cash at $0.00385	15,600,000	50,800	9,200	-	60,000

Net loss for the period	-	-	-	(51,006)	(51,006)

Balance, October 31, 2006	72,800,000	$72,800	$9,200	$(63,864)	$18,136

The accompanying notes are an integral part of these statements.

HOMASSIST CORPORATION

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

OCTOBER 31, 2006

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

Note 3

Significant Accounting Policies

This summary of significant accounting policies is presented to assist in understanding the Company’s financial statements. The financial statements and notes are representations of the Company’s management, who is responsible for their integrity and objectivity.  These accounting policies conform to generally accepted accounting principles in the United States of America and have been consistently applied in the preparation of the financial statements.  The financial statements are stated in U.S. dollars.

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

c)

Basic and Diluted Loss Per Share

In accordance with SFAS No. 128 – “Earnings Per Share”, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding.  Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  At October 31, 2006, the Company had no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

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

f)

Currency

The functional currency of the Company is the U.S. Dollar.

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

k)

Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents.  At October 31, 2006, the Company had US $3,584 on deposit in a business bank account which is not insured.

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

Note 6

Income Taxes

The Company is subject to foreign and domestic income taxes.  The Company has had no income, and therefore has paid no income tax.

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

The Company’s deferred tax assets, valuation allowance, and change in valuation allowance are as follows:

Period Ending	Estimated NOL Carryforward	NOL Expires	Estimated Tax Benefit from NOL	Valuation Allowance	Change in Valuation Allowance	Net Tax Benefit
January 31, 2005	2,202	2025	551	(551)	(551)	—
January 31, 2006	12,858	2026	3,215	(3,215)	(2,664)	—
October 31, 2006	63,864	2026	15,966	(15,966)	(12,751)	—

Income taxes at the statutory rate are reconciled to the Company’s actual income taxes as follows:

Income tax benefit at statutory rate resulting from net operating loss carryforward	(25%)
Deferred income tax valuation allowance	25%
Actual tax rate	0%

Note 7

Related Party Transactions

The Company has used and currently uses office space provided by its President for no consideration.  No provision for these costs has been provided since they have been determined to be negligible.

Item 2.   Management’s Plan of Operation.

Homassist Corporation was incorporated on July 15, 2004, in the State of Nevada.  The Company's principal executive offices are located at #107- 1520 McCallum Rd Unit #29, Abbotsford, British Columbia, Canada V2S 8B2.  Our telephone number is (604) 313-5410.  Our company’s fiscal year end is January 31.

On February 3, 2006 our registration statement on Form SB-2 was declared effective and on March 16, 2006 we completed the maximum offering of 600,000 pre-split common shares at a price of $0.10 per share (post split price of $0.00385 per share). On June 7, 2006, we obtained regulatory approval to post our common shares for trading on the OTC/BB under the trading symbol “HMAS”.  On August 1, 2006 we affected a 26 for 1 forward split on our outstanding common shares.  Common stockholders of record on July 13, 2006, were given 25 additional common shares for each common share held.  As a result, there were 72,800,000 common shares outstanding subsequent to the forward split.  On September 29, 2006, two members of the Board of Directors and one Officer resigned and were replaced.  See PART II-Item 5, “Other Information”.

We currently have no revenues. We are in a start-up phase with our existing assets and we have no significant assets, tangible or intangible. There can be no assurance that we will generate revenues in the future, or that we will be able to operate profitably in the future, if at all. We have incurred net losses in each fiscal year since inception of our operations. We have never declared bankruptcy, have never been in receivership, and never been involved in any legal action or proceedings.  Since becoming incorporated, we have not made any significant purchase or sale of assets, nor has it been involved in any mergers, acquisitions or consolidations.

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

PLAN OF OPERATION

The following discussion of the plan of operation, financial condition, results of operations, cash flows and changes in financial position of our Company should be read in conjunction with our most recent financial statements and notes appearing elsewhere in this Form 10-QSB; our Annual Quarterly Report on Report for the year ended January 31, 2006 on Form 10KSB filed on May 15, 2005; our Quarterly Report on Form 10-QSB for the period ended April 30, 2006 filed on June 14, 2006; and our Quarterly Report on Form 10-QSB for July 31, 2006 filed on September 14, 2006.

Our immediate plan of operation is to identify and obtain financing to enable us to continue as a going concern.  Our continuing operations are dependent upon the identification and successful completion of additional long-term or permanent equity financing, the support of creditors and shareholders, and, ultimately, the achievement of profitable operations. There can be no assurances that we will be successful, which would in turn significantly affect our ability to roll out our business plan. If not, we will likely be required to reduce operations or liquidate assets.  We will continue to evaluate our projected expenditures relative to our available cash and to seek additional means of financing in order to satisfy our working capital and other cash requirements.

We intend to operate with very limited administrative support, and our current officers and directors will continue to be responsible for these duties, without compensation, for at least the first year of operations. This will enable us to preserve capital.

We are a development stage company with no operations, no revenue, no financial backing and few assets. How long we can continue to satisfy its cash requirements is dependent on how quickly our company can generate revenue to cover our ongoing expenses.

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

Milestones

A web server space has been contracted from a local internet service provider.  We have spent $2,000 to date on our website, which provides basic information about the services we will be offering.  The website, www.homassist.com does give background information but is presently under construction.  In the future, it will have the facility for prospective clients to contact us with questions and inquiries.

We are completing a brochure, which will serve as our primary advertising tool.  We anticipate having our brochure ready by the end of the January 2007.  We also plan to rely on other forms of direct marketing, such as direct home mail pieces, telephone directories, and advertising in local newspapers.

We have purchased office equipment and supplies totaling $8,013.  Demonstration aids were purchased at a total cost of $4,018.  In addition, we have spent $6,500 for consultation with and training from industry experts.  To date, we have spent $19,300 towards the design and production of marketing and promotional materials.  We have also spent $5,880 for a portable display.  Additional promotional materials and travel expenses to promote our service will be incurred on an as-needed basis.

The design and building of the portable display unit has been delayed with an expected delivery now by the end of January 2007.  The display unit will be used to provide a corporate presence and marketing outlet at senior centers and related organizations.

Our goal is that by February 1, 2007, we will have sufficient support and promotional material to begin seminars targeted at senior centers, community leagues, and church groups.  We plan to commence our training classes and seminars which will include conducting one-on-one training, seminars, and classes.  The seminars and classes will be conducted at various venues including churches and community colleges.

Expenditures

The following table indicates our use of our remaining proceeds raised from our recently closed offering over the next 3 months:

Website Development Miscellaneous Administration Costs Total	225 726 951

The above expenditure items are defined as follows:

Website Development:  This expense is the cost associated with further development of our website.

Miscellaneous Administrative Costs:  This expense refers to any miscellaneous costs that have not been otherwise listed - such as bank service charges and other sundry items.

We do not anticipate making any major purchases of capital assets in the next 3 months, or conducting any research and development. Our current corporate employee count is expected to remain the same for the next 3 months.

Liquidity and Capital Resources

We currently have limited working capital with which to satisfy our cash requirements.  As of October 31, 2006, we have $4,928 in working capital.   We will require significant additional capital in order our proposed business plan.

We believe we do not have sufficient cash resources to satisfy our needs over the next 3 months. Our ability to satisfy our cash requirement and the need for additional funding is dependent on our ability to generate revenue from our business in sufficient quantity and on a profitable basis.  There is no assurance that we will receive this revenue.  Also, there is no assurance that we will be successful in raising additional debt or equity financing on terms acceptable to our company.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

PART II – OTHER INFORMATION

Item 1.

Legal Proceedings.

None.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

Previously reported.

Item 3.

Defaults Upon Senior Securities.

None.

Item 4.

Submission of Matters to a Vote of Security Holders.

None.

Item 5.

Other Information.

On September 29, 2006, the Issuer received the resignations of Marie Legere as Director and Secretary-Treasurer and Barbara Ceretzke as Director of the Issuer.

On September 29, 2006, Mr. Ernest Cheung was appointed to the Board of Directors and elected as Secretary-Treasurer of the Issuer.   Also, on September 29, 2006, Mr. Danny C. Hon was appointed to the Board of Directors of the Issuer.

These items were reported on our Current Report on Form 8-K dated September 29, 2006.

Item  6.

Exhibits

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

31.2 CERTIFICATION OF CFO PURSUANT TO 18 U.S.C. ss. 1350, SECTION 302

32.1 CERTIFICATION PURSUANT  TO 18 U.S.C.  ss.1350,  SECTION 906

32.2 CERTIFICATION PURSUANT  TO 18 U.S.C.  ss. 1350, SECTION 906

*  Incorporated by reference to our SB2 Registration Statement, file number 333-124405, filed on April 28, 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 14th  day of December, 2006.

HOMASSIST CORPORATION

Date: December 14, 2006

By: /s/ Irene Braham

Name:

Irene Braham

Title:

President/CEO

(principal executive officer)

Date: December 14, 2006

By: /s/ Ernest Cheung

Name:

Ernest Cheung

Title:

Chief Financial Officer

(principal financial officer and principal accounting officer)