Form 10KSB
period 2006-12-31
DigitalPost Interactive, Inc.
filed 2007-03-30
CIK 1321099

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark One)
☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                                                For the fiscal year ended December 31, 2006

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from __________ to __________

DIGITALPOST INTERACTIVE, INC.
(fka: HomAssist Corp)

(Exact Name of Registrant as Specified in Charter)

Nevada	333-124405	98-0434357
(State or Other Jurisdiction of	(Commission	(IRS Employer
Incorporation)	File Number)	Identification No.)

3240 El Camino Real, Suite 230, Irvine, CA 92602
(Address of Principal Executive Offices)(Zip Code)

(714) 824-3000
Registrant’s Telephone Number

Securities registered under Section 12(b) of the Exchange Act: NONE
Securities registered under Section 12(g) of the Exchange Act: NONE

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes  [  ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ]   No [X]

Net revenues for its most recent fiscal year:   $nil

Aggregate market value of the voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of March 26, 2007:    $ 26,138,000

Number of common voting shares outstanding as of March 26, 2007:    52,833,385

Transitional Small Business Disclosure Format (Check one):   Yes [  ]  No [X]

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, and Section 27A of the Securities Act. Any statements contained in this report that are not statements of historical fact may be forward-looking statements. When we use the words “anticipates,” “plans,” “expects,” “believes,” “should,” “could,” “may,” “will” and similar expressions, we are identifying forward-looking statements. Forward-looking statements involve risks and uncertainties, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by forward-looking statements. These factors include, among others, our need to raise additional financing, risks related to the development of our business, our history of losses; the historical volatility of our stock prices; general market conditions; and other factors that may affect our business.

Except as may be required by applicable law, we do not undertake or intend to update or revise our forward-looking statements, and we assume no obligation to update any forward-looking statements contained in this Annual Report on Form 10-KSB as a result of new information or future events or developments. You should not assume that our silence over time means that actual events are bearing out as expressed or implied in such forward-looking statements. You should carefully review and consider the various disclosures we make in this report and our other reports filed with the Securities and Exchange Commission (the “Commission”) that attempt to advise interested parties of the risks, uncertainties and other factors that may affect our business.

For further information about these and other risks, uncertainties and factors, please review the disclosure included in this report under the caption “Management’s Discussion and Analysis or Plan of Operation—Risk Factors.”

ITEM 1.     Description Of Business.

DigitalPost Interactive, Inc. was incorporated on July 15, 2004, in the State of Nevada.  The Company's principal executive offices are located at #2340 El Camino Real, Suite #230, Irvine, CA 92602. Our telephone number is (714) 824-3000. We maintain Internet websites at www.DigitalPostInteractive.com and www.TheFamilyPost.com.  These websites, and the information contained therein, are not a part of this current report.

The Merger

Prior to January 25, 2007, we were known as HomAssist Corporation, a Nevada corporation (“HomAssist”).  On January 30, 2007, we acquired The Family Post, Inc., a privately held California corporation (“Old TFP”), pursuant to an agreement and plan of merger, dated as of January 16, 2007, as amended (the “Merger Agreement”), by and among us, Old TFP and our wholly-owned subsidiary (“Merger Sub”), providing for the merger of Merger Sub and Old TFP, with the Merger Sub being the surviving corporation as our wholly-owned subsidiary (the “Merger”).  Immediately following the Merger, we changed our name to DigitalPost Interactive, Inc. (“DPI” or the “Company”), the Merger Sub changed its name to The Family Post, Inc. (“New TFP”), and we began operating New TFPs business of Internet content sharing.

Effective upon the closing of the Merger, the directors elected at the special meeting, who comprise all of the then current HomAssist directors, resigned and the sole director of Old TFP became the new sole director of DPI.

Prior to the Merger, HomAssist had 15,600,000 shares of common stock issued and outstanding. As part of the Merger, the Company issued 37,233,385 shares of our common stock to the former stockholders of Old TFP in exchange for all of the issued and outstanding shares of common stock of Old TFP (16,478,175 shares).  As part of the Merger, HomAssist also adopted the existing stock option agreements of Old TFP (“Old TFP Option Agreements”) outstanding under which options to purchase 7,724,850 shares of common stock of Old TFP outstanding prior to the Merger were converted into options to purchase 17,426,615 shares of common stock of DPI.

Following the Merger, there were 52,833,385 shares of DPI common stock outstanding, of which the pre-Merger stockholders of HomAssist owned approximately 29.6% and the pre-Merger stockholders of Old TFP owned approximately 70.4%.  As a result, Old TFP has been treated as the acquiring company for accounting purposes.  The Merger has been accounted for as a reverse acquisition in accordance with generally accepted accounting principles in the United States of America, or “U.S. GAAP.”  Reported results of operations of the combined group issued after completion of the transaction will reflect Old TFP’s operations.

On January 25, 2007, the Company changed it’s year end from January 31st to December 31st.

Post Acquisition Reporting: Rule 13a-1:

The Merger, discussed above, is effective January 30, 2007, subsequent to our most recent fiscal year ended December 31, 2006. As a result, the business of HomAssist no longer exists as of the date of this report. To prevent a gap in financial reporting, in accordance with the SEC Rule 13a-1, we are required to report all information normally required in a Form 10-KSB related soley to the business of HomAssist as of December 31, 2006 and for the fiscal year then ended. Unless otherwise indicated, all the information furnished in this report refers soley to the business and activities of HomAssist prior to the Merger.

Unless otherwise indicated or the context otherwise requires, the terms “Company,” “we,” “us,” and “our” refer to DigitalPost Interactive, Inc. (formerly known as HomAssist Corporation), prior to giving effect to the Merger. Unless otherwise indicated or the context otherwise requires, the term “our business” refers to home assist business of HomAssist.

For information regarding the ongoing business of DPI post Merger, we advise and refer the reader to Form 8-K, dated January 30, 2007 and any related amendments filed thereafter.

Business Development

We were a development stage company.  We have not had any revenues or operations and we have few assets.  Since incorporation, we have not made any significant purchases or sale of assets, nor have we been involved in any mergers, acquisitions or consolidations other than the Merger noted above.  We have never declared bankruptcy, been in receivership, or been involved in any legal action or proceedings.

Our initial operations with respect to our business plan commenced subsequent to our January 2006 fiscal year, concurrent with the completion of our public offering on or about February 2, 2006.

Prior to the offering, our principal activities consisted only of initial organizational activities and the issuance of common shares to our original affiliate shareholders. On February 2, 2006 our registration statement on Form SB-2 was declared effective, enabling a registered offering of a maximum of 15,600,000 common shares at a price of $0.0038 per share. On March 31, 2006, we accepted subscriptions for 15,600,000 shares from 40 investors, raising a total of $60,000.

We were in the process of establishing ourselves as an educational service provider for non-professional caregivers, to aid them in the proper methods and mechanics of home care for the disabled and/or elderly.  We believed there was a market for assisted living as a viable alternative to nursing homes and hospitals, which are either facing closures and downsizing, or significantly increasing costs. We believed the need for such an alternative will help family and friends cope and provide the long term care needs for their loved ones. Our intention was that the education and tools that we provide to the caregiver will result in an enhanced quality of life for those in need of assistance.

Principal Products and Services

Our plan was to market private, individual and group classes that will give prospective non-professional caregivers the ability to care for an elderly or an intellectually or physically challenged person(s). This was intended to be independent of whether it be in the caregiver’s home or the residence of the one receiving care.  The classes were intended to give instruction on how to provide comfort and care to the disabled; pain management and symptoms; effective communication skills, and how to obtain practical and emotional support from available circles within the community. Care giving and practical skills were to be taught, including care for the disabled within a home setting, aspects of physical care and nutrition, and how to move a person safely.  We planned to offer tutoring in group and individual settings.  At the time, we expected that our services would include presentation of community seminars to various church groups, service groups and clubs as well as being open to the community at large.  We would have leased the facility for these classes.

Seminars and teaching in a classroom setting would have been used to cover basic homecare issues such as preparing for the in home care of a loved one, the need for support services and available community resources.  At these sessions we would have also introduced our availability for private, at home, tutorials tailored for the individual’s needs.  Our one on one instruction conducted in the home of a person requiring care would have been designed around the needs of the person requiring care and his or her caregiver. Therefore what we would have taught would have needed to be flexible and individualized; a set lesson plan was not feasible under these circumstances. We would have also provided support and follow-up services to our clients.

Another aspect of our proposed instructional program included exercise methods, such as range of motion for those who can no longer walk or move independently.  Our instruction curriculum would have also covered communication skills with the disabled or elderly.  We would have taught the importance of understanding the effect of disease or age on communication.  There would have been instruction on techniques, creativity, and patience when communicating with the one for which they are caring.

We would have stressed the importance of developing a good working relationship with doctors, nurses and those involved in the treatment/s of the loved one.  We would not have offered any medical advice or diagnosis.   The need for the caregivers understanding and the correct handling of medications would have been stressed.

The Market

Our market focus was on the non-professional caregivers, such as family or friends that provide home care to a loved one.  Our target area was to be the major urban centers in the provinces of British Columbia and Alberta, Canada.

Competition and Competitive Strategy

While there are existing companies that provided home assistance, such as Paramed and Wecare, we were unable to locate established businesses in our target markets that offer to teach the non-professional caregiver.

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

Private care homes are the closest alternative to our offering. Few families may be able to afford these homes, but usually they are forced to wait for openings. In these cases, we feel we could have provided a service that meets their temporary needs.

We believed we were providing a viable, cost effective alternative to what is available in the current health care industry.  The intent was to be affordable.  Our training services were intended to be practical and expedient for many current and prospective caregivers.  We believed our approach is a solution for those family members and friends that are not looking, or cannot afford, a nursing home or private care facility.

Dependence on One or a Few Major Customers

Our business was not limited by or dependent on one or a few major customers. Our customers were individual care givers in British Columbia and Alberta, which provided us with a large base from which to build our cliental. The continuing reduction of health service options in both Provinces would have allowed us to fill an increasing need in today's society.  Added to this is the ever-increasing need for caregivers to find solutions to caring for the growing number of aging "baby boomers" (those born between 1947 and 1966), many of whom will have assisted living needs.

Patent, Trademark, License & Franchise Restrictions and Contractual Obligations & Concessions

We did not own any patents, trademarks or licenses. There were no inherent factors or circumstances associated with this industry, or any of the services that we plan to provide that would give cause for any patent, trademark or license infringements or violations.  We had not entered into any franchise agreements or other contracts that have given, or could give rise to obligations or concessions.

Existing or Probable Government Regulations

All of the physical aids we used were available from reputable wholesale distributors and manufacturers, and carried the necessary government and industry approvals.  We did not intend to recommend any products that were restricted or regulated in Canada.  We would not have been providing any medical or diagnostic advice or evaluation.

As a training service, the major area for government control or need for government approval focuses on business licensing, labor and occupational health and safety standards.  Our officers and directors were aware of the various requirements and would have made the necessary arrangements as the business grew and employees were hired.  Although certification is not required, community colleges offer a certified course for care aids.  Also, upon application, a care worker could receive a care aid certification based on at least two years of related experience in the industry within the last five years.

Research and Development Activities and Costs

We did not incur any costs related to research and development. We had no plans to undertake any such activities.

Compliance With Environmental Laws

There were no environmental laws that have been enacted, nor are we aware of any such laws being contemplated for the future that addressed issues specific to our business.

Employees

We had no employees. Our former officers and directors were responsible for all planning, developing and operational duties.

We had no intention of hiring employees until our business had been successfully launched and we had sufficient and reliable revenue streams from our operations. We did not expect to hire any employees within our first year of operations.

Our former President and Board Members had devoted only a portion of their time to the operation of our business.

ITEM  2.     Description Of Property.

We did not own any property, real or otherwise.  We had conducted our administrative affairs from the office located at the offices of our former President, at no cost to our company. We did not have any plants and had minimal equipment for the operation of our business. We did not have any investments or interests in any real estate.

ITEM 3.     Legal Proceedings.

We are not a party to any legal proceedings, nor are we aware of any contemplated or pending legal proceedings against us.

ITEM 4.     Submission Of Matters To A Vote Of Security Holders.

We have not yet held a stockholders meeting, however the following shareholder actions were taken by consent in lieu of meetings:

On January 10, 2007, the directors of HomAssist Corporation unanimously approved an amendment to Section 1.5 of the bylaws of Homassist Corporation to provide for action by written consent of a majority of the shareholders.

On January 22, 2007, the shareholders of HomAssist Corporation unanimously approved and authorized the Merger and the related Merger agreement by majority written consent of the stockholders of HomAssist Corporation.

On January 23, 2007, we filed an amendment to our articles of incorporation with the Nevada Secretary of State to: (i) change our name to “DigitalPost Interactive, Inc.” and (ii) designate 20 million shares of our authorized capital stock as preferred stock and to further authorize our board of directors to fix the number of shares of any series of preferred stock and to determine the designation of any such series, including the authority to determine the designation of any such series, including the authority to determine the rights, preferences, privileges and restrictions on any such series of preferred stock. This amendment was unanimously approved by our board of directors and by a majority (78.2%) of our stockholders by written consent.

On January 30, 2007, the Board of Directors approved and a majority (54.2%) of the Company’s stockholders ratified by consent the Company’s 2007 Incentive and Nonstatutory Stock Option Plan.

PART II

ITEM 5.     Market For Common Equity And Related Stockholder Matters

Our shares of common stock, par value $0.001 per share, are quoted on the OTC Bulletin Board under the symbol “DGLP.”  Prior to January 26, 2007, our common stock was quoted on the OTC Bulletin Board under the symbol “HMAS.”  Effective January 26, 2007, our stock quote symbol was changed to DGLP and remains quoted on the OTC Bulletin Board. The following table sets forth the range of high and low closing sale prices for the common stock as reported by the OTC Bulletin Board for the periods indicated below.

	High	Low
2006
Fourth Quarter	$1.51	$1.40
Third Quarter	$1.20	$1.10
Second Quarter	$--	$--
First Quarter	$--	$--

2005
Fourth Quarter	$--	$--
Third Quarter	$--	$--
Second Quarter	$--	$--
First Quarter	$--	$--

The closing sale prices in the table above reflect inter-dealer prices, without retail mark-up or commissions and may not represent actual transactions.

Holders

As of March 26, 2007, there were approximately 62 holders of our common stock.

Dividend Policy

We have never declared or paid dividends on our common stock.  We intend to retain earnings, if any, to support the development of our business and therefore do not anticipate paying cash dividends for the foreseeable future.  Payment of future dividends, if any, will be at the discretion of our board of directors after taking into account various factors, including current financial condition, operating results and current and anticipated cash needs.

RECENT SALES OF UNREGISTERED SECURITIES

Shares Issued in Connection with the Merger

As part of the Merger, we issued 37,233,385 shares of our common stock to the former stockholders of Old TFP in exchange for all of the issued and outstanding shares of common stock of Old TFP.  As part of the Merger, in exchange for options to purchase 7,724,850 shares of Old TFP common stock, we issued to the holders thereof options to purchase an aggregate of 17,426,615 shares of our common stock under the same terms and conditions as the Old TFP Option Agreements.  As a result of the Merger, the former stockholders of Old TFP became holders of DPI common stock, and holders of Old TFP options became holders of options to acquire shares of DPI common stock.

Following the Merger, there were 52,833,385 shares of DPI common stock outstanding, of which the pre-Merger stockholders of HomAssist owned approximately 29.6% and the pre-Merger stockholders of Old TFP owned approximately 70.4%.

None of the above transactions involved a public offering, and we believe that each transaction was exempt from the registration requirements of the Securities Act by virtue of Section 4(2) of the Securities Act and Rule 506 of Regulation D as promulgated by the SEC.

DESCRIPTION OF SECURITIES.

Stock Split and Amendments

Effective July 18, 2006, we filed a certificate of change to effect a forward stock split of our issued and outstanding common stock.  Our Board of Directors approved the forward split pursuant to the laws of the State of Nevada on July 13, 2006.  Our filing was incorrect in regard to the certificate of change and on August 14, 2006, we filed a certificate of correction in regard to the forward split.   The forward split approved by the Board of Directors required the issuance of an additional twenty-five common shares for each one share issued.  We did not amend our authorized capital.  Therefore, our authorized capital remains at 75,000,000 shares of common stock with a par value of $0.001.  Our issued and outstanding share capital has increased from 2,800,000 shares of common stock to 72,800,000 shares of common stock. On December 13, 2006, the board of directors approved an increase in the authorized shares of common stock from 75,000,000 to 500,000,000.

The certificate of change and the certificate of correction are appended as an exhibit to Form 8-K filed and dated July 18, 2006.

On January 25, 2007, the board of directors and shareholders approved the the reclassification of 20,000,000 shares of the Company’s capital stock to preferred stock, no par value, without any series, rights or preferences ascribed to it.

Authorized Capital Stock

We are authorized to issue 480,000,000 shares of common stock, par value $0.001 per share, and 20,000,000 shares of preferred stock, par value $.001 per share.

Common Stock

Immediately following the Merger on January 30, 2007, there were 52,833,385 shares of our common stock issued and outstanding and no shares of preferred stock issued and outstanding.

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

Options

As of December 31, 2006, there were no options to purchase HomAssist stock outstanding.

As part of the Merger, in exchange for options to purchase 7,724,850 shares of Old TFP common stock, we issued to the holders thereof options to purchase an aggregate of 17,426,615 shares of our common stock under the same terms and conditions as the Old TFP Option Agreements. As part of the terms and conditions of the Old TFP Option Agreements, 50% of the options granted and oustanding just prior to the Merger fully vested and became exercisable as a result of the Merger transaction itself. As a result, 8,713,308 of the 17,426,615 options issued are fully vested and exercisable.

Warrants

Just prior to the Merger, there were no warrants to purchase HomAssist stock outstanding.

As part of the Merger, we assumed a license agreement as amended which Old TFP entered into during 2006, part of which may obligate us to issue warrants to purchase our common stock at a future date, pending the achievement of certain milestones by the licensee. As of the date of the report, no milestones have been met and no warrants have been issued.

Transfer Agent and Registrar

The transfer agent and registrar for the common stock is Signature Stock Transfer, Inc.

ITEM 6.     Management’s Plan Of Operation.

EXPLANATORY NOTE

Due to the post acquisition reporting requirements by SEC Rule 13a-1, as discussed further in Item 1 above, the following discussion in Managements Plan of Operation only refers to the business and financial position and related results of HomAssist. It does not included any information on New TFP or DPI. For information regarding the ongoing business of New TFP or DPI post Merger, we advise and refer the reader to the Company’s Form 8-K dated January 30, 2007 filed with the SEC on or about February 1, 2007 and any related amendments filed thereafter.

We have not generated any revenues from products, services or operations since the inception of our company. The foregoing analysis should be read jointly with the financial statements, related notes, and the cautionary statement regarding forward-looking statements, which appear elsewhere in this filing.

Plan of Operation for the Next Twelve Months

As of the date of this report, due to the Merger, as further discussed in Item 1 above, there are no on-going business activities related to the HomAssist business. In anticipation of the Merger, on or about December 15, 2006, the HomAssist business ceased its activities and sold its remaining assets for an amount of $15,000 cash proceeds. As a result, there are no further assets or liabilities of HomAssist as of December 31, 2006, and there will be no more operations of the HomAssist business for the next twelve months. Whereas, the Company, as the surviving entity resulting from the Merger, plans to continue the on going business of New TFP for the next twelve months.

In preparation of the Merger, discussed above, we had sold all remaining assets of HomAssist business on or about December 15, 2006 for approximately $15,000, which, in turn was used to pay for all professional legal, accounting and administrative fees related to the completion of the Merger. As of December 31, 2006, our plan of operation going forward was to have already ceased all business activities related to HomAssist and was to complete the anticipated Merger in January 2007, as discussed above. As a result, as of December 31, 2006, we had no other plan of operations for the next twelve months.

Milestones

A web server space had been contracted from a local internet service provider.  We had spent approximately $2,000 on our website.  We were in process of compiling a brochure, which had served as our primary advertising tool.  We had anticipated having our brochure ready by the end of the January 2007, but had not completed it due to the Merger.  We also had planed to rely on other forms of direct marketing, such as direct home mail pieces, telephone directories, and advertising in local newspapers, none of which we initiated due to the Merger.

We had purchased office equipment and supplies totaling approximately $8,000.  Demonstration aids were also purchased at a total cost of approximately $4,000.  Due to the Merger, we had sold these assets on or about December 15, 2006.

In addition, we had spent approximately $6,500 for consultation with and training from industry experts.  We had spent approximately $19,300 towards the design and production of marketing and promotional materials.  We had also spent approximately $5,900 for a portable display.

Going Concern

We have not established sufficient sources of revenue to cover our operating costs, and as such, we have incurred operating losses since inception. Further, as of December 31, 2006, our cash resources were insufficient to meet our current working capital needs and on going business plan. These and other factors raise substantial doubt about our ability to continue as a going concern .The report of the independent registered public accounting firm accompanying the audit of our financial statements as of and for the year ended December 31, 2006 contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern because of our operating losses and our need for additional capital.  Such doubt could make it more difficult for us to raise additional capital and may materially and adversely affect the terms of any financing that we may obtain. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of us to continue as a going concern.

Effective January 30, 2007, we completed the Merger with Old TFP. As a result, we expect to continue the issuance of our common stock as a source of capital and use the proceeds to more aggressively market products and services, and increase revenue generating activities of New TFP. See Note 7 for further discussion on the Merger.

Expenditures

The following table indicates our use of proceeds from the recently closed offering in March 16, 2006 and through December 31, 2006:

Expenses
Legal & Accounting	8,000
Demonstration Aids	4,000
Marketing and Promotions	23,000
Office Equipment and Supplies	8,000
Training & Consulting	9,000
Website Development	5,000
Miscellaneous Administrations Costs	3,000
Total	$60,000

The above expenditure items are defined as follows:

Legal and Accounting Fees:  This expenditure item referred to the normal legal and accounting costs associated with maintaining a publicly traded company. It also covered the cost of preparation of agreements and documents when appropriate.

Demonstration Aids:  This item referred to the cost of purchasing necessary health care products that would have been used in the teaching process.

Marketing and Promotions: This item referred to the cost of marketing and promotion.  It involved the cost of providing potential customers with product information.   Also, this included the cost of design and construction of a portable display.  The display unit with power point presentation would have been used to provide a corporate presence and marketing outlet at senior centers and related organizations.

Office Equipment and Supplies :  This expenditure referred to items such as printer, photocopier, facsimile machine, telephone system, industry-related telephone directories and catalogues, industry specific magazines and periodicals and other similar office requirements. It also includes office furniture such as desks as well as computer software and hardware.

Training and Consulting:  This expense referred to the cost of consulting with industry experts for training our personnel.

Website Development:  This expense is the cost associated with development of our website. Initially the website was used to introduce our services that would have been made available.

Miscellaneous Administrative Costs :  This expense refers to any miscellaneous costs that have not been otherwise listed - such as bank service charges, corporate and administrative items.

We did not anticipate making any major purchases of capital assets in the next 12 months, or conduct any research and development.

Prior to the Merger, we believed we would have had sufficient cash resources to satisfy our needs over the next 12 months. Our ability to satisfy cash requirements thereafter, and the need for additional funding would have been dependent on our ability to generate revenue from our business in sufficient quantity and on a profitable basis. Should we had required additional cash in the future, there could have been no assurance that we would have been successful in raising additional debt or equity financing on terms acceptable, if at all.

Related Party Transaction

During the fiscal year ended December 31, 2006, the HomAssist business used the offices of its former President for its minimal office facility needs for no consideration.  No provision for these costs has been provided since it has been determined that they are immaterial.

Critical Accounting Policies

As of December 31, 2006, we had zero assets and zero liabilities due to the sale of our remaining assets in preparation of the Merger, as further discussed above. As a result, our critical accounting policies, related to our assets and liabilities as of December 31, 2006 were insignificant. Our critical accounting policies related to our operations during the eleven months ended December 31, 2006 were also insignificant since we were a development stage company and had no revenues.

Recent Accounting Pronouncements

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets,” (“SFAS No. 156”), which amends SFAS No. 140,” Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” In a significant change to current guidance, SFAS No. 156 permits an entity to choose either of the following subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities: (1) Amortization Method or (2) Fair Value Measurement Method. SFAS No. 156 is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. We are currently reviewing the effect, if any, that this new pronouncement will have on our financial statements.

In June 2006, the FASB issued SFAS Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB No. 109. The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. Earlier application of the provisions of FIN 48 is encouraged if the enterprise has not yet issued financial statements, including interim financial statements, in the period this Interpretation is adopted. We are currently reviewing the effect, if any, that this new guidance with have on our financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosure about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurement, the FASB having previously concluded in those accounting pronouncement that fair value is the relevant measurement attribute. This statement does not require any new fair value measurements. However, for some entities, the application of the statement will change current practice. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently reviewing the effect, if any, that this new pronouncement will have on our financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 123(R).” This statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multi-employer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets for a not-for-profit organization. This statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. We do not expect the adoption of this pronouncement to have a material impact on our financial statements.

Subsequent Events

During January 2007, we completed the Merger. See Item 1 for further discussion on the Merger.

Off Balance Sheet Arrangements.

None.

Quantitative and qualitative disclosure about market risk

We believed our market risk exposures arose primarily from exposures to fluctuations in interest rates and exchange rates. We transacted business in Canadian and US Dollars. We believed that the exchange rate risk surrounding the future transactions of the Company will not materially or adversely affect our future earnings. We did not believe that we were subject to any seasonal trends. We did not use derivative financial instruments to manage risks or for speculative or trading purposes.

Risk Related to our Business

Due to the post acquisition reporting requirements by SEC Rule 13a-1, as discussed further above, this section Risk Related to our Business only refers to the business activities of HomAssist. It does not included any risks related to the business of New TFP or DPI. For information regarding the ongoing business of New TFP or DPI post Merger, we advise and refer the reader to Form 8K, dated January 30, 2007 filed with the SEC on or about February 1, 2007 and any related amendments filed thereafter.

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

Our independent auditors, Haskell & White LLP, state in their audit report, dated March 30, 2007, that since we were a development stage company, have no established source of revenue and are dependent on our ability to raise capital from shareholders or other sources to sustain operations, there was a substantial doubt that we would have been able to continue as a going concern.

We have a limited operating history.

Prior to the Merger, we had limited operating history and had been considered in the development stage. Our operations would have been subject to all the risks inherent in the establishment of a developing enterprise and the uncertainties arising from the absence of a significant operating history. No assurance could have been given that we could have been able to operate on a profitable basis.

We may require significant additional financing before our products may be marketed and sold successfully and profitably.

Prior to the Merger, we had only recently raised $60,000 and we anticipated that this amount would have only been sufficient to fund our proposed operations for approximately the next 12 months. Accordingly, our ability to continue to sell our products and services to potential customers, would have been dependent upon our ability to raise significant additional financing. We weren’t able to obtain such financing, as such we were not able to fully develop our business. We had limited financial resources and to date and no cash flow from operations. There were no assurances that we would have been able to obtain financing on acceptable terms in light of factors such as the market demand for our securities, the state of financial markets generally and other relevant factors.

Our need to provide individualized caregiving plans for instruction may not be sufficient to ensure our  success in our intended market, resulting in the termination of our operations and a loss of our stockholders’ investment

Prior to the Merger, while our business plan included teaching and instruction, it was not a business plan that could have relied on a set course with a curriculum. Our plan was to provide in home, one on one instruction to non-professional caregivers, and we foresaw the need for significant flexibility in our teaching and methods. A personalized care routine may have been the need to be developed for each client. As such, our survival was dependent upon the market acceptance of this specialized instruction method. With a narrow focus on individual care plans, our target market may not have been as responsive as we anticipated. We would not have set course or curriculum to offer to ensure our survival, nor have we planned any other operations to generate revenue.

Our Management Team has no experience in the area of sales and marketing, which could result in the failure of our business plan.

Prior to the Merger, our management had no experience, background or training in the field of sales and marketing. We intended to market our product by hiring an outside consulting and marketing company to create a power-point presentation that we could have used as a presentation at various senior's groups, church groups and community groups.  Our then officers and directors would have relied on newspaper advertising and personal contacts to attract customers.  Our then management’s lack of sales and marketing experience could have resulted in ineffective sales activities and the loss of revenue, which could have caused us to cease operations.

Inability of Our Then Officers and Directors to Devote Sufficient Time to the Operation of the Business May Limit Our Success.

Prior to the Merger, the Then officers and directors of the Company allocate only a portion of their time to the operation of our business.

If the business required more time for operations than anticipated or the business developed faster than anticipated, the then officers and directors may not have been able to devote sufficient time to the operation of the business to ensure that it continued as a going concern.  Even if this lack of sufficient time of our then management was not fatal to our existence, it may have resulted in limited growth and success of the business.

Our then management currently controlled our Company and thus you would have most likely not been able to influence the control of us through elections to the Board of Directors.

Our then management, collectively, owned more than 78% of our total issued and outstanding shares of common stock. Therefore, our management would have continued to retain control of our Company.

Risks Related to owning our stock.

There has been low volume and therefore little prior market for our common stock, our stock price may be volatile or may decline regardless of our operating performance, and you may not be able to resell your shares at or above your stock purchase price.

If you purchase shares of our common stock, you may not be able to resell those shares at or above your original purchase price. An active or liquid market in our common stock may not develop or, if it does develop, it may not be sustainable. The market price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

•	price and volume fluctuations in the overall stock market;

•	changes in operating performance and stock market valuations of other technology companies generally, or those in our industry in particular;

•	actual or anticipated fluctuations in our operating results;

•	the financial projections we may provide to the public, any changes in these projections or our failure to meet these projections;

•
changes in financial estimates by any securities analysts who follow our company, if any, our failure to meet these estimates or failure of those analysts to initiate or maintain coverage of our stock;

•	ratings downgrades by any securities analysts who follow our company, if any;

•	the public’s response to our press releases or other public announcements, including our filings with the SEC;

•	announcements by us or our competitors of significant technical innovations, acquisitions, strategic partnerships, joint ventures or capital commitments;

•	introduction of technologies or product enhancements that reduce the need for our products;

•	market conditions or trends in our industry or the economy as a whole;

•	the loss of key personnel;

•	lawsuits threatened or filed against us;

•	future sales of our common stock by our executive officers, directors and significant stockholders; and

•	other events or factors, including those resulting from war, incidents of terrorism or responses to these events.

       In addition, the stock markets, and in particular the OTC Bulletin Board market (OTCBB), have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many technology companies. Stock prices of many technology companies have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies. In the past, stockholders have instituted securities class action litigation following periods of market volatility. If we were involved in securities litigation, it could have substantial costs and divert resources and the attention of management from our business.

Purchasers of our stock may suffer dilution.

       If you purchase shares of our common stock, the value of your shares based on our actual book value may become less than the price you paid due to our planned equity financing. Since inception, our operations have incurred losses, and we have funded these operating deficits through equity financings or issuance of our common stock. We plan to issue additional common stock to raise additional cash to fund our operating deficits, as such, future issuance of our common stock may cause immediate dilution to your holdings or investment. More over, if previously granted options are exercised, additional dilution will occur.

A significant portion of our total outstanding shares are restricted from immediate resale but may be sold into the market in the near future. If there are substantial sales of shares of our common stock, the price of our common stock could decline.

       The price of our common stock could decline if there are substantial sales of our common stock and if there is a large number of shares of our common stock available for sale. As of the date of this report, we have 52,833,385 outstanding shares of our common stock, of which 37,233,385 are unregistered and restricted and 15,600,000 shares of our common stock have been previously registered under Form SB-2/A filed on or about December 27, 2005, and therefore are freely sold in the public market.

Also , we may register the issuance of all shares of common stock that we have issued related to the Merger and may issue under our employee equity incentive plans. Once we register the issuance of these shares, they can be freely sold in the public market upon issuance.

       The market price of the shares of our common stock could decline due to sales of a substantial number of our shares in the public market or the perception in the market that the holders of a large number of shares intend to sell their shares.

Our directors, executive officers and principal stockholders have substantial control over DPI and could delay or prevent a change in corporate control.

       As of the date of this report, our directors, executive officers and holders of more than 5% of our common stock, together with their affiliates, will beneficially own, in the aggregate, approximately 51% of our outstanding common stock. As a result, these stockholders, if acting together, may have the ability to determine the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these persons, acting together, may have the ability to control the management and affairs of our company. Accordingly, this concentration of ownership may harm the market price of our common stock by:

•	delaying, deferring or preventing a change in control of our company;
•	impeding a merger, consolidation, takeover or other business combination involving our company; or
•	discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our company.

Maintaining and improving our financial controls and the requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain qualified board members.

  As a public company, we will be subject to the reporting requirements of the Securities Exchange Act of 1934, the Sarbanes-Oxley Act of 2002 and the rules and regulations of the OTCBB. The requirements of these rules and regulations will increase our legal, accounting and financial compliance costs, make some activities more difficult, time-consuming or costly and may also place undue strain on our personnel, systems and resources.

       The Sarbanes-Oxley Act will require, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. This can be difficult to do. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, significant resources and management oversight will be required. We have a substantial effort ahead of us to implement appropriate processes, document the system of internal control over relevant processes, assess their design, remediate any deficiencies identified, and test their operation. As a result, management’s attention may be diverted from other business concerns, which could harm our business, financial condition and results of operations. These efforts will also involve substantial accounting related costs. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on the OTCBB market.

Under the Sarbanes-Oxley Act and the rules and regulations of the OTCBB market, we are not required to maintain a board of directors with a majority of independent directors. To the extent we become required to do so, we expect that these rules and regulations may make it more difficult and more expensive for us to maintain directors’ and officers’ liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to maintain coverage. If we are unable to maintain adequate directors’ and officers’ insurance, our ability to recruit and retain qualified directors, especially those directors who may be considered independent and officers will be significantly curtailed.

We are not required to meet or maintain any listing standards for our common stock to be quoted on the OTC Bulletin Board, which could affect our stockholders’ ability to access trading information about our common stock.

OTCBB market is separate and distinct from the Nasdaq Stock Market and any national stock exchange, such as the New York Stock Exchange or the American Stock Exchange. Although the OTC Bulletin Board is a regulated quotation service operated by the National Association of Securities Dealers (“NASD”), that displays real-time quotes, last sale prices, and volume information in over-the-counter (“OTC”) equity securities like our common stock, we are not required to meet or maintain any qualitative or quantitative standards for our common stock to be quoted on the OTCBB. Our common stock does not presently meet the minimum listing standards for listing on the Nasdaq Stock Market or any national securities exchange, which could affect our stockholders’ ability to access trading information about our common stock. Additionally, we are required to satisfy the reporting requirements under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). If we fail to do so, our shares may no longer be quoted on the OTCBB.

We do not intend to pay dividends; you will not receive funds without selling shares.

We have never declared or paid any cash dividends on our capital stock and do not intend to pay dividends in the foreseeable future. We intend to invest our future earnings, if any, to fund our growth. Therefore, you will not receive any funds without selling your shares.

Our common stock may be subject to penny stock rules, which may make it more difficult for our stockholders to sell their common stock.

Broker-dealer practices in connection with transactions in “penny stocks” are regulated by certain penny stock rules adopted by the Securities and Exchange Commission (“SEC”). Penny stocks generally are equity securities with a price of less than $5.00 per share. The penny stock rules require a broker-dealer, prior to a purchase or sale of a penny stock not otherwise exempt from the rules, to deliver to the customer a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, the penny stock rules generally require that prior to a transaction in a penny stock the broker-dealer make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules.

ITEM 7.      Financial Statements And Supplementary Data.

The financial statements required by this Item begin on Page F-1 of this Form 10-KSB, and include:

Page

Report of Independent Registered Public Accounting Firm	F-1

Financial Statements:

Balance Sheet	F-2
Statement of Operations	F-3
Statement of Cash Flows	F-4
Statement of Stockholders’ Equity	F-5
Notes to Financial Statements	F-6 to F-12

ITEM 8. Changes In And Disagreements With Accountants On Accounting  And Financial Disclosure

On or about February 26, 2007, we dismissed the accounting firm of Schumacher & Associates Inc. as our principal accountant. The report of Schumacher & Associates Inc. on the financial statements for the fiscal year ended January 31, 2006, did not include any adverse opinion or disclaimer of opinion, or any qualification or modification as to uncertainty, audit scope or accounting principles, except for the addition of an explanatory paragraph regarding the Company's ability to continue as a going concern. There were no disagreements with Schumacher & Associates Inc. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to the satisfaction of Schumacher & Associates Inc., would have caused it to make reference to the subject matter of such disagreement in their reports on ouir financial statements.

On or about March 7, 2007, we engaged the accounting firm of Haskell & White LLP as our independent registered public accounting firm.

The Board of Directors approved the change in principal accountants discussed above.

ITEM 8A.  Controls and procedures

Evaluation of disclosure controls and procedures.

We maintained disclosure controls and procedures that were designed to ensure that information required to be disclosed in our Exchange Act reports were recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission rules and forms, and that such information was accumulated and communicated to our management as appropriate, to allow timely decisions regarding required disclosure.

An evaluation was performed under the supervision and with the participation of HomAssist’s management, including the former chief executive officer and the former chief financial officer, of the effectiveness of the design and operation of our disclosure procedures. Based on former management's evaluation as of the end of the period covered by this Annual Report, we have concluded that our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) were sufficiently effective to ensure that the information required to be disclosed by us in the reports that we filed under the Exchange Act is gathered, analyzed and disclosed with adequate timeliness, accuracy and completeness.

Changes in internal controls.

Other than the cessation of operations due to the Merger, discussed in Item 1. above, there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referred to above, nor were there any significant deficiencies or material weaknesses in our internal controls. Accordingly, no corrective actions were required or undertaken.

After the Merger, new internal controls for New TFP and DPI are expected to be implemented and be in effect for operating the post Merger activities and business of New TFP and DPI.

ITEM 8B.   Other Information

None

PART III

ITEM 9.  Directors, Executive Officers, Promoters And Control Persons And Coprotate Governance; Compliance With Section 16(A) Of The Exchange Act

Changes in Directors and Executive Officers

On January 30, 2007, as part of the Merger, the then existing directors of HomAssist, Ms. Irene Braham, Mr. Ernest Cheung and Mr. Danny Hon resigned and Mike Sawtell, Old TFP’s single existing director was appointed as our new sole director of DPI. Also, on January 30, 2007, as part of the Merger, Irene Braham, President and Chief Executive Officer and Ernest Cheung, Chief Executive Officer resigned as the executive officers of HomAssist and were replaced by Mike Sawtell and Steven Dong who were appointed as our new President and Chief Executive Officer and Chief Financial Officer, respectively, of DPI.

Directors and Executive Officers

The following persons are our current executive officers and directors since January 30, 2007, and hold the offices set forth opposite their names:

Name	Age	Position
Michael Sawtell	48	Chairman and Sole Director of the Board of Directors, Chief Executive Officer and President
Steven Dong	40	Chief Financial Officer

Michael Sawtell is the founder and Chief Executive Officer of TFP since July 2005. Prior to then, he was President and Chief Operating Office of Interchange Corporation, a publicly-held Internet advertising and local search company from March of 2000 to April of 2005. From 1993 to 2000, Mr. Sawtell was the Chief Operating Officer and the Vice President of Sales for Informative Research, one of the largest mortgage services firms in the United States. From 1986 to 1993, Mr. Sawtell worked as a director of operations on the B-2 Stealth Bomber program for Northrop Grumman Corporation, a global defense company. He has also held key operational positions at General Dynamics, another global defense company.

Steven Dong, has been our Chief Financial Officer since January 30, 2007. >From March 2006, he served as TFP’s consulting CFO under a consulting agreement with Irvine CPA Group, PC, which is owned by Mr. Dong. Prior thereto, from 1999 to 2002, Mr. Dong served as Chief Financial Officer of Taitron Components, Inc., a publicly-held semi-conductor company. From 1995 to 1999, Mr. Dong served as a financial consultant specializing in assisting publicly held companies by serving as their interim Chief Financial Officer. From 1988 to 1995, Mr. Dong was employed by PriceWaterhouseCoopers, LLP, (fka: Coopers & Lybrand, LLP). Mr. Dong is a Certified Public Accountant and a member in good standing with the American Institute of Certified Public Accountants and California State Board of Accountancy.

Family Relationships

There are no family relationships among the individuals comprising our board of directors, management and other key personnel.

Board Committees

The Board intends to appoint such persons and form such committees as are required to meet the corporate governance requirements imposed by the national securities exchanges.  Therefore, we intend that a majority of our directors will eventually be independent directors and at least one director will qualify as an “audit committee financial expert.” Additionally, the Board is expected to appoint an audit committee, nominating committee and compensation committee, and to adopt charters relative to each such committee. Until further determination by the Board, the full Board will undertake the duties of the audit committee, compensation committee and nominating committee.

Code of Ethics

We have formally adopted a written code of ethics that applies to our board of directors, principal executive officer, principal financial officer and employees.

ITEM 10.     Executive Compensation.

As of December 31, 2006, the former executive officers of HomAssist did not receive any compensation since the date of incorporation of HomAssist, and we did not accrue any compensation for them. As of December 31, 2006, there were no securities authorized for issuance under any equity compensation plan, or any options, warrants, or rights to purchase our common stock.

Compensation of Directors

As of December 31, 2006, we did not compensate our directors for their time spent on behalf of HomAssist, but they were entitled to receive reimbursement for all out of pocket expenses incurred for attendance at our Board of Directors meetings.

Pension and Retirement Plans

As of December 31, 2006, we did not offer any annuity, pension or retirement benefits to be paid to any of our then officers, directors or employees, in the event of retirement. There were also no compensatory plans or arrangements with respect to any individual of HomAssist which resulted from the resignation, retirement or any other termination of employment with our company, or from a change in the control of our Company.

Employment Agreements

As of December 31, 2006, we did not have written employment agreements with any of our HomAssist key employees. After the Merger, we entered into executive employment contracts with Michael Sawtell and Steven Dong, of which, both agreements were filed as exhibits to Form 8-K dated January 30, 2007 and hereby incorporated by reference.

Compensation Committee Interlocks and Insider Participation

During 2006, we did not have a compensation committee or another committee of the board of directors performing equivalent functions.  Instead the entire board of directors performed the function of compensation committee.

Audit Committee

Prior to the Merger, the Board of Directors performed the duties that would normally be performed by an audit committee. We intend to form a separate audit committee, and are seeking potential independent directors.  We are seeking experienced businesspeople and plan to appoint an individual qualified as an audit committee financial expert.

ITEM 11. Security Ownership Of Certain Beneficial Owners And Management

The following table set forth information regarding the beneficial ownership of our common stock after consummation of the forward stock split and the Merger, except as noted in the footnotes below, by:

•                  each person known to be the beneficial owner of 5% or more of our outstanding common stock;

•                  each of our executive officers;

•                  each of our directors; and

•                  all of our executive officers and directors as a group.

Beneficial ownership is determined in accordance with the rules of the SEC and is calculated based on 52,833,385 shares of our common stock issued and outstanding on January 30, 2007.  In computing the number of shares beneficially owned by a person and the percentage of ownership of that person, shares of common stock subject to options held by that person that are currently exercisable, as appropriate, or will become exercisable within 60 days of the reporting date are deemed outstanding, even if they have not actually been exercised.  Those shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

Unless otherwise indicated in the table, the persons and entities named in the table have sole voting and sole investment power with respect to the shares set forth opposite the stockholder’s name.  The address of each stockholder is listed in the table.

Name and Address of Beneficial Owner	Beneficially Owned Following the Transactions		Percent of Class

Mike Sawtell, CEO and Sole Director (1)	26,168,630	(3)	46.55%
Steve Pavlick (2)	3,317,524		6.28%
Steven Dong, CFO (1)	3,019,434	(4)	5.66%

All executive officers and directors as a group (2 persons)	29,188,064	(3)(4)	51.47%
______________

(1)  One Peters Canyon, Suite 150, Irvine, CA 92606.
(2)  c/o The Family Post, Inc., One Peters Canyon, Suite 150, Irvine, CA 92606
(3)   Includes 3,383,875 shares issuable to Mr. Sawtell pursuant to options to purchase shares of our common stock within 60 days.
(4)   Includes 490,493 shares issuable to Mr. Dong pursuant to options to purchase shares of our common stock within 60 days.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of January 30, 2007 with respect to the stock options issued under our 2007 Incentive and Nonstatutory Stock Option Plan, for which our common stock is authorized for issuance.

	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance
Equity compensation plans or stock option agreements approved by security holders	17,426,615	$.08	7,573,385
Equity compensation plans or stock option agreements not approved by security holders	—	—	—

Total	17,426,615	$.08	7,573,285

The data in the table above reflects the effect of the Merger.  As part of the Merger, in exchange for options to purchase 7,724,850 shares of Old TFP common stock, we issued to the holders thereof options to purchase an aggregate of 17,426,615 shares of our common stock under the same terms and conditions as the Old TFP Option Agreements.

Stock Option Agreements

Summary of Stock Option Agreements

During 2005 and 2006, Old TFP had granted stock options under certain stock option agreements as approved, amended and administered by its Board of Directors and permitted the granting of options for the purchase of up to 7,724,850 shares of Old TFP common stock.

As part of the Merger, in exchange for options to purchase 7,724,850 shares of Old TFP common stock, we issued to the holders thereof options to purchase an aggregate of 17,426,615 shares of DPI common stock under the terms and conditions of the Company’s 2007 Incentive and Nonstatutory Stock Option Plan.  As part of the terms and conditions of the Old TFP Option Agreements, 50% of the options granted and oustanding just prior to the Merger fully vested and became exercisable as a result of the Merger transaction itself. As a result, 8,713,308 of the 17,426,615 options issued are fully vested and exercisable.

Stock options granted under those certain stock option agreements were granted at prices no less than the estimated fair value of the shares on the date of grant as determined by the Board of Directors, provided, however, that (i) the exercise price of an Incentive Stock Option (“ISO”) and Nonstatutory Stock Options (“NSO”) shall not be less than 100% of the estimated fair value of the shares on the date of grant, respectively; and (ii) the exercise price of an ISO and NSO granted to a 10% stockholder shall not be less than 110% of the estimated fair value of the shares on the date of grant, respectively. ISO and NSO stock options generally vest every nine months, over a three year period.

2007 Incentive and Nonstatutory Stock Option Plan

On January 30, 2007, the Board of Directors approved and a majority of the Company’s stockholders ratified by consent the Company’s 2007 Incentive and Nonstatutory Stock Option Plan (“Plan”). The 17,426,615 options to purchase DPI common stock issued under the terms of the Merger (discussed above) have been issued pursuant to the Plan.

Summary of the Plan

The Plan is intended to further the growth and financial success of DPI by providing additional incentives to selected employees, directors, and consultants to DPI and its subsidiary corporations, as those terms are defined in Sections 424(e) and 424(f) of the Internal Revenue Code of 1986, as amended (the "Code") (such subsidiary corporations hereinafter collectively referred to as "Affiliates") so that such employees and consultants may acquire or increase their proprietary interest in DPI. Stock options granted under the Plan (hereinafter "Options") may be either "Incentive Stock Options," as defined in Section 422A of the Code and any regulations promulgated under said Section, or "Nonstatutory Options" at the discretion of the Board of Directors of the Company (the "Board") and as reflected in the respective written stock option agreements granted pursuant hereto.

The Plan reserves twenty five million (25,000,000) shares of the Company's Common Stock.

Administration

The Plan shall be administered by the Board of Directors of the Company; provided however, that the Board may delegate such administration to a committee of not fewer than three (3) members (the "Committee"), at least two (2) of whom are members of the Board and all of whom are disinterested administrators, as contemplated by Rule 16b-3 promulgated under the Securities Exchange Act of 1934, as amended ("Rule 16b-3"); and provided further, that the foregoing requirement for disinterested administrators shall not apply prior to the date of the first registration of any of the securities of the Company under the Securities Act of 1933, as amended.

Eligibility

The persons who shall be eligible to receive Options shall be employees, directors, or consultants of the Company or any of its Affiliates ("Optionees"). The term consultant shall mean any person who is engaged by the Company to render services and is compensated for such services, and any director of the Company whether or not compensated for such services; provided that, if the Company registers any of its securities pursuant to the Securities Act of 1933, as amended (the "Act"), the term consultant shall thereafter not include directors who are not compensated for their services or are paid only a director fee by the Company.

The Plan authorizes the granting of both incentive stock options, as defined under Section 422 of the Internal Revenue Code of 1986 ("ISO"), and non-statutory stock options ("NQO") to purchase Common Stock. All employees of the Company and its affiliates are eligible to participate in the Plan. The Plan also authorizes the granting of NQO's to non-employee Directors and others performing services to the Company.

Any Incentive Stock Option granted to a person who at the time the Option is granted owns stock possessing more than ten percent (10%) of the total combined voting power of value of all classes of stock of the Company, or of any Affiliate, ("Ten Percent Holder") shall have an Option Price of no less than one hundred ten percent (110%) of the fair market value of the common stock as of the date of grant. Incentive Stock Options granted to a person who at the time the Option is granted is not a Ten Percent Holder shall have an Option price of no less than one hundred percent (100%) of the fair market value of the common stock as of the date of grant. Nonstatutory Options shall have an Option Price determined by the Board as of the date of grant.

No option granted pursuant to the Plan is transferable otherwise than by will or the laws of descent and distribution. If there is a stock split, stock dividend, or other relevant change affecting the Company's shares, appropriate adjustments would be made in the number of shares that could be issued in the future and in the number of shares and price under all outstanding grants made before the event. Future options may also cover such shares as may cease to be under option by reason of total or partial expiration, termination or voluntary surrender of an option.

The aggregate fair market value (determined at the time an option is granted) of the Common Stock with respect to which ISO's are exercisable for the first time by any person during any calendar year under the Plan shall not exceed $100,000. Any Option granted to an Employee of the Company shall become exercisable over a period of no longer than five (5) years, and no less than twenty percent (20%) of the shares covered thereby shall become exercisable annually. No Option shall be exercisable, in whole or in part, prior to one (1) year from the date it is granted unless the Board shall specifically determine otherwise, as provided herein. In no event shall any Option be exercisable after the expiration of five (5) years from the date it is granted. Unless otherwise specified by the Board or the Committee in the resolution authorizing such option, the date of grant of an Option shall be deemed to be the date upon which the Board or the Committee authorizes the granting of such Option.

FEDERAL INCOME TAX CONSEQUENCES

The holder of an ISO does not realize taxable income upon the grant or upon the exercise of the option (although the option spread is an item of tax preference income potentially subject to the alternative minimum tax). If the stock acquired upon exercise of the options sold or otherwise disposed of within two (2) years from the option grant date or within one year from the exercise date then, in general, gain realized on the sale is treated as ordinary income to the extent of the option spread at the exercise date, and the Company receives a corresponding deduction. Any remaining gain is treated as capital gain. If the stock is held for at least two (2) years from the grant date and one year from the exercise date, then gain or loss realized upon the sale will be capital gain or loss and the Company will not be entitled to a deduction. A special basis adjustment applies to reduce the gain for alternative minimum tax purposes.

An optionee does not realize taxable income upon the grant of an NQO. In general, the holder of a NQO realizes ordinary income in an amount equal to the difference between the exercise price and the market value on the date of exercise. The Company is entitled to an expense deduction at the same time and in a corresponding amount.

ITEM 12. Certain Relationships And Related Transactions, And Director Independence

Prior to the Merger, there are no material relationships between us and our then current directors and executive officers other than the use of office space of our then president for which we paid no rent.

Director Independence

Presently, we are not required to comply with the director independence requirements of any securities exchange.  In determining whether our directors are independent, however, we intend to comply with the rules of the American Stock Exchange LLC, or the AMEX.  The board of directors also will consult with counsel to ensure that the board of director’s determinations are consistent with those rules and all relevant securities and other laws and regulations regarding the independence of directors, including those adopted under the Sarbanes-Oxley Act of 2002 with respect to the independence of audit committee members.  The AMEX listing standards define an “independent director” generally as a person, other than an officer of a company, who does not have a relationship with the company that would interfere with the director’s exercise of independent judgment.

Currently we do not satisfy the “independent director” requirements of the American Stock Exchange, which requires that a majority of a company’s directors be independent.  Our board of directors intends to appoint additional members, each of whom will satisfy such independence requirements.

ITEM 13. Exhibits

Exhibit No.	Description
2.1	Merger Agreement, dated January 16, 2007, between HomAssist Corporation and The Family Post, Inc. as filed on form 8k, filed 2/1/07, incorporated by reference
3.1	Articles of Incorporation as filed on form SB-2, filed 4/28/05, incorporated by reference
3.2	Bylaws as filed on form SB-2, filed 4/28/05, incorporated by reference
3.3	Amendment to Bylaws as filed on form 8k, filed 1/17/07, incorporated by reference
3.4	Certificate of Amendment to Articles of Incorporation as filed on form 8k, filed 1/25/07, incorporated by reference
10.1	2007 Incentive and Non Statutory Stock Option Plan as filed on form 8k, filed 2/1/07, incorporated by reference
10.2	Independent Consultant Stock Option Agreement dated as of July 1, 2005 between The Family Post and William Sawtell as filed on form 8k, filed 2/1/07, incorporated by reference
10.3	Employment Agreement and Stock Option Agreement dated as of March 15, 2006 between The Family Post and Samir Patel as filed on form 8k, filed 2/1/07, incorporated by reference
10.4	Executive Employment and Indemnification Agreement dated as of January 30, 2007, between us and Michael Sawtell as filed on form 8k, filed 2/1/07, incorporated by reference
10.5	Executive Employment and Indemnification Agreement dated as of January 30, 2007, between us and Steven Dong as filed on form 8k, filed 2/1/07, incorporated by reference
10.6	Form Stock Subscription Agreement, Form Stock Option Agreement, Form Amended Stock Subscription Agreement as filed on form 8k, filed 2/1/07, incorporated by reference
14.1	Code of Business Conduct and Ethics as filed on form 8k, filed 1/30/07, as filed on form 8k, filed 2/1/07, incorporated by reference
21.1	List of Subsidiaries of the Company as filed on form 8k, filed 1/30/07, as filed on form 8k, filed 2/1/07, incorporated by reference

ITEM 14. Principal Accountant Fees and Services

Audit Fees.

The aggregate fees billed by our successor auditors, for professional services rendered for the audit of our annual financial statements for the eleven months ended December 31, 2006 and for the reviews of the financial statements included in our Quarterly Reports on Form 10-QSB during that fiscal year were $10,000.

The aggregate fees billed by our predecessor auditors, for professional services rendered for the audit of our annual financial statements for the year ended January 31, 2006 and for the reviews of the financial statements included in our Quarterly Reports on Form 10-QSB during that fiscal year were $4,400.

Audit Related Fees.

We incurred no fees to auditors for audit related fees during the eleven months ended December 31, 2006 and for the year ended January 31, 2006.

Tax Fees.

We incurred no fees to our auditors for tax compliance, tax advice or tax compliance services during the eleven months year ended December 31, 2006 and fiscal year ended January 31, 2006.

All Other Fees.

We did not incur any other fees billed by auditors for services rendered to our Company, other than the services covered in "Audit Fees" for the eleven months ended December 31, 2006 and fiscal year ended January 31, 2006.

The Board of Directors has considered whether the provision of non-audit services is compatible with maintaining the principal accountant's independence.

Since there is no audit committee, there are no audit committee pre-approval policies and procedures.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.

DigitalPost Interactive, Inc

By: /s/ Mike Sawtell
Name: Mike Sawtell
Title: Chief Executive Officer, President and Sole Director

By: /s/ Steven Dong
Name Steven Dong
Title: Chief Financial Officer and Principal Accounting Officer

Date:       March 30, 2007

Index to Financial Statements

Audited financial Statements
Report of Independent Registered Public Accounting Firm	F-1
Balance Sheet as of December 31, 2006	F-2
Statement of Operations for the eleven months ended December 31, 2006, year ended January 31, 2006 and for the period from July 15, 2004 (date of inception) to December 31, 2006	F-3
Statement of Stockholders’ Equity for the period from July 15, 2004 (date of inception) to December 31, 2006	F-4
Statement of Cash Flows for the eleven months ended December 31, 2006, year ended January 31, 2006 and for the period from July 15, 2004 (date of inception) to December 31, 2006	F-5
Notes to Financial Statements	F-6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
DigitalPost Interactive, Inc. (fka: HomAssist Corporation):

We have audited the accompanying balance sheet of DigitalPost Interactive, Inc. (fka: HomAssist Corporation) (the ”Company”), a Nevada corporation, as of December 31, 2006, and the related statements of operations, stockholders’ equity, and cash flows for each of the periods of eleven months ended December 31, 2006 , year ended January 31, 2006 and the period from July 15, 2004, (date of inception) through December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of DigitalPost Interactive, Inc. (fka: HomAssist Corporation) as of December 31, 2006, and the results of its operations and its cash flows for each of the periods of eleven months ended December 31, 2006, year ended January 31, 2006 and the period from July 15, 2004 (date of inception) through December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred losses from operations, and negative cash flows from operations since inception. Further, as of December 31, 2006, the Company had no working capital. These and other matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 2. The accompanying financial statements do not include any adjustments that may result from the outcome of this uncertainty.

As discussed in Note 7 to the financial statements, the Company entered into a merger on January 30, 2007.

/s/ Haskell & White LLP

Irvine, CA
March 30, 2007

DIGITALPOST INTERACTIVE, INC.
(fka: HomAssist Corporation)

BALANCE SHEET

December 31, 2006
ASSETS
Current
Total Current Assets	$-

TOTAL ASSETS	$-

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current
Total Current Liabilities	$-

STOCKHOLDERS’ EQUITY
Capital Stock
Authorized:
500,000,000 common shares, par value $0.001 per share

Issued and outstanding:
72,800,000 common shares as of December 31, 2006	72,800
Additional paid-in capital	9,200
Deficit Accumulated During the Development Stage	(82,000)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$-

The accompanying notes to financial statements are an integral part of this balance sheet.

DIGITALPOST INTERACTIVE, INC.
(fka: HomAssist Corporation)

STATEMENT OF OPERATIONS

	Eleven months ended December 31, 2006		Twelve months ended January 31, 2006	Cumulative amounts from July 15, 2004 (Date of Inception) to December 31, 2006
Revenue		$-	$-	$-

Expenses
Amortization		2,125	55	2,180
Consulting		6,500	-	6,500
Office and administration		4,772	601	6,663
Professional fees		34,220	10,000	45,220
Marketing		19,300	-	19,300
		66,917	10,656	79,863

Net Loss from Operations		(66,917)	(10,656)	(79,863)

Other Income
Other (expense) income		(2,225)	-	(2,137)

Net Loss for the Period		$(69,142)	$(10,656)	$(82,000)
Basic and Diluted Loss Per Share	$	Nil	Nil	Nil
Weighted Average Number of Shares Outstanding		71,819,162	57,200,000	61,609,832

The accompanying notes to financial statements are an integral part of this statement.

DIGITALPOST INTERACTIVE, INC.
(fka: HomAssist Corporation)
STATEMENT OF STOCKHOLDERS’ EQUITY

For the Period from July 15, 2004 (Date of Inception)
Through December 31, 2006

			Additional	Deficit Accumulated During The
	Common Stock		Paid In	Development
	Shares	Amount	Capital	Stage	Total

July 15, 2004 - Shares issued for cash at $0.00038	41,600,000	$16,000	$-	$-	$16,000

September 13, 2004 - Shares issued for cash at $0.00038	15,600,000	6,000	-	-	6,000

Net loss for the period	-	-	-	(2,202)	(2,202)

Balance, January 31, 2005	57,200,000	22,000	-	(2,202)	19,798

Net loss for the year	-	-	-	(10,656)	(10,656)

Balance, January 31, 2006	57,200,000	22,000	-	(12,858)	9,142

March 16, 2006 - Shares issued for cash at $0.00385	15,600,000	50,800	9,200	-	60,000

Net loss for the eleven months ended December 31, 2006	-	-	-	(69,142)	(69,142)

Balance, December 31, 2006	72,800,000	$72,800	$9,200	$(82,000)	$-

The accompanying notes to financial statements are an integral part of this statement.

DIGITALPOST INTERACTIVE, INC.
(fka: HomAssist Corporation)
STATEMENT OF CASH FLOWS

	Eleven months ended December 31, 2006	Twelve months ended January 31, 2006	Cumulative amounts from July 15, 2004 (Date of Inception) to December 31, 2006
Cash Flows from Operating Activities
Net loss for the period	$(69,142)	$(10,656)	$(82,000)

Adjustments to Reconcile Net Loss to Net Cash used by Operating Activities
Amortization and depreciation	2,180	55	2,235
Loss on sale of assets	(1,847)		(1,847)
Accounts payable and accrued liabilities	(5,135)	4,135	-
Net cash used by operating activities	(73,944)	(6,466)	(81,612)

Cash Flows from Investing Activities
Additions to capital assets	(13,388)	-	(13,388)
Sale of fixed and intangible assets	15,000	-	15,000
Additions to intangibles	-	(2,000)	(2,000)
Net cash provided (used) by investing activities	1,612	(2,000)	(388)

Cash Flows from Financing Activities
Issuance of common shares	60,000	-	82,000
Net cash provided by financing activities	60,000	-	82,000

(Decrease) in Cash during the Period	(12,332)	(8,466)	-
Cash, Beginning of Period	12,332	20,798	-
Cash, End of Period	$-	$12,332	$-
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	-	-	-

The accompanying notes to financial statements are an integral part of this statement.

DIGITALPOST INTERACTIVE, INC.
(fka: HomAssist Corporation)
NOTES TO FINANCIAL STATEMENTS
(1) Summary of Significant Accounting Policies

Organization

DigitalPost Interactive, Inc. (“DPI” or the “Company”) was incorporated in Nevada on July 15, 2004 under the name HomAssist Corporation.  On January 25, 2007, the Company changed its year end from January 31 st to December 31st and also changed its name from HomAssist Corp. to DigitalPost Interactive, Inc.

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

On January 30, 2007, the Company completed a merger, whereby the Company acquired all of the outstanding shares of The Family Post, Inc., pursuant to an agreement and plan of merger, dated January 16, 2007 (the “Merger”). See Note 7 for further discussion on the Merger.

Basis of Presentation - Development Stage Activities

Prior to the Merger, the Company was in the development stage and had not yet realized any revenues from its planned operations.  The business plan of HomAssist was to teach and aid family members and friends to provide home care to the disabled or elderly.

Based upon the Company's business plan, it was a development stage enterprise. Accordingly, the Company presents its financial statements in conformity with the accounting principles generally accepted in the United States of America that apply in establishing operating enterprises.  As a development stage enterprise, the Company discloses the deficit accumulated during the development stage and the cumulative statements of operations and cash flows from inception to the current balance sheet date.

Effective January 30, 2007, the date of the Merger, the Company is no longer be considered a development stage company. See Note 7 for further discussion on the Merger.

Cash and Cash Equivalents

For purposes of reporting within the statement of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents.

Property and Equipment

The Company’s property and equipment are stated at cost. Depreciation and amortization are provided using the straight-line method over estimated useful lives of three to five years. Maintenance and repairs are charged to operations when incurred. Significant betterments are capitalized and depreciated over the estimated useful life of the related asset.

Internal Web Site Development Costs

Under Emerging Issues Taskforce Statement 00-2, Accounting for Web Site Development Costs (“EITF 00-2”), costs and expenses incurred during the planning and operating stages of the Company’s web site are expensed as incurred. Under EITF 00-2, costs incurred in the web site application and infrastructure development stages are capitalized by the Company and amortized to expense over the web site’s estimated useful life or period of benefit.

Research and Development Costs

The Company expenses research and development costs as incurred.

Revenue Recognition

The Company has had no revenues to date. It is the Company’s policy that revenues will be recognized in accordance with SEC Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements."  Under SAB 101 and its amendment SAB 104, product revenues (or service revenues) are recognized when persuasive evidence of an arrangement exists, delivery has occurred (or service has been performed), the sales price is fixed and determinable and collectibility is reasonably assured.

Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At December 31, 2006, the Company had no stock equivalents that were anti-dilutive and excluded in the loss per share computation.

Income Taxes and Franchise Taxes

The Company has adopted the Statement of Financial Accounting Standards No. 109 - “Accounting for Income Taxes” (SFAS 109).  SFAS 109 requires the use of the asset and liability method of accounting of income taxes.  Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of December 31, 2006, the Company has no financial instruments measured at fair value.

Impairment of Long-Lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives when events or circumstances lead management to believe that the carrying value of an asset may not be recoverable. For the period ended December 31, 2006, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of December 31, 2006 and expenses for the periods ended December 31, 2006 and January 31, 2006. Actual results could differ from those estimates made by management.

(2) Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates the continuation of the Company as a going concern. As of December 31, 2006, the Company has no business operations. Effective January 30, 2007, the Company completed the Merger with The Family Post, Inc. As a result, the Company expects to continue the issuance of its common stock as a source of capital and use the proceeds to more aggressively market products and services, and increase revenue generating activities of The Family Post, Inc. See Note 7 for further discussion on the Merger.

The financial statements do not include any adjustments that might result from these uncertainties.

(3) Stockholders’ Equity

Stock Split and Amendments

Effective July 18, 2006, the Company filed a certificate of change to effect a forward stock split of its issued and outstanding common stock. The Board of Directors approved the forward split pursuant to the laws of the State of Nevada on July 13, 2006.  The filing was incorrect in regard to the certificate of change and on August 14, 2006, the Company filed a certificate of correction in regard to the forward split.   The forward split approved by the Board of Directors required the issuance of an additional twenty-five common shares for each one share issued.  On December 13, 2006, the board of directors approved an increase in the authorized shares of common stock from 75,000,000 to 500,000,000.

On January 25, 2007, the board of directors and shareholders approved the the reclassification of 20,000,000 shares of the Company’s capital stock to preferred stock, no par value, without any series, rights or preferences ascribed to it.

Authorized Capital Stock

We are authorized to issue 480,000,000 shares of common stock, par value $0.001 per share, and 20,000,000 shares of preferred stock, par value $.001 per share.

Common Stock

As of December 31, 2006, there were 72,800,000 shares of common stock outstanding.

Effective January 30, 2007, immediately following the Merger on January 30, 2007, there were 52,833,385 shares of our common stock issued and outstanding and no shares of preferred stock issued and outstanding. See Note 7 for further discussion on the Merger.

The holders of Common Stock are entitled to one vote per share held and have the sole right and power to vote on all matters on which a vote of stockholders is taken. Voting rights are non-cumulative. Common stockholders are entitled to receive dividends when, as, and if declared by the Board of Directors, out of funds legally available therefore and to share pro rata in any distribution to stockholders. Upon liquidation, dissolution, or the winding up of the Company, common stockholders are entitled to receive the net assets of the Company in proportion to the respective number of shares held by them after payment of liabilities which may be outstanding. The holders of Common Stock do not have any preemptive right to subscribe for or purchase any shares of any class of stock of the Company. The outstanding shares of Common Stock will not be subject to further call or redemption and are fully paid and non-assessable. To the extent that additional common shares are issued, the relative interest of existing stockholders will likely be diluted.

Options

Just prior to the Merger, there were no options to purchase HomAssist stock outstanding.

Effective January 30, 2007, as part of the Merger, in exchange for options to purchase 7,724,850 shares of The Family Post common stock, the Company issued to the holders thereof options to purchase an aggregate of 17,426,615 shares of the Company’s common stock under the same terms and conditions as the Family Post Option Agreements. As part of the terms and conditions of the Family Post Option Agreements, 50% of the options granted and oustanding just prior to the Merger fully vested and became exercisable as a result of the Merger transaction itself. As a result, 8,713,308 of the 17,426,615 options issued are fully vested and exercisable. See Note 7 for further discussion on the Merger.

Warrants

Just prior to the Merger, there were no warrants to purchase the Company’s stock outstanding.

Effective January 30, 2007, as part of the Merger, the Company assumed a license agreement as amended which The Family Post entered into during 2006, part of which may obligate the Company to issue warrants to purchase its common stock at a future date, pending the achievement of certain milestones by the licensee. As of the date of this report, no milestones have been met and no warrants have been issued. See Note 7 for further discussion on the Merger.

Stock Issuances

On July 15, 2004, the Company issued 41,600,000 shares of common stock for cash totaling $16,000.

On September 13, 2004, the Company issued 15,600,000 shares of common stock for cash totaling $6,000.

On March 16, 2006, the Company accepted subscriptions for 15,600,000 shares of its common stock from 40 investors.  The shares were issued for cash of $60,000 in aggregate, under a registration statement on Form SB-2 effective February 3, 2006 as filed with the Securities and Exchange Commission.

(4) Income Taxes

The Company has had no income, and therefore has paid no income tax.

Deferred income taxes arise from temporary timing differences in the recognition of income and expenses for financial reporting and tax purposes. The Company’s deferred tax assets consist entirely of the benefit from net operating loss (NOL) carryforwards.  The Company’s deferred tax assets are offset by a valuation allowance due to the uncertainty of the realization of the net operating loss carryforwards.  Net operating loss carryforwards may be further limited by a change in company ownership resulting from the Merger and other provisions of the tax laws.

The Company’s deferred tax assets, valuation allowance, and change in valuation allowance are as follows as of December 31, 2006:

Estimated NOL Carryforward	NOL Expires	Estimated Tax Benefit from NOL	Valuation Allowance	Change in Valuation Allowance	Net Tax Benefit
$ 12,858	2026	$1,929	$(1,929)	$(1,599)	$—

Income taxes at the statutory rate are reconciled to the Company’s actual income taxes as follows:

Income tax benefit at statutory rate resulting from net operating loss carryforward	(34%)
Deferred income tax valuation allowance	34%
Actual tax rate	0%

The Company’s use of its NOL carry forwards will likely be limited as a result of significant ownership changes under Section 382 of the Internal Revenue Services Code.

(5) Related Party Transactions

The Company used the offices of its former President for its minimal office facility needs for no consideration.  No provision for these costs has been provided since it has been determined that they are immaterial.

(6) Recent Accounting Pronouncements

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets,” (“SFAS No. 156”), which amends SFAS No. 140,” Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” In a significant change to current guidance, SFAS No. 156 permits an entity to choose either of the following subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities: (1) Amortization Method or (2) Fair Value Measurement Method. SFAS No. 156 is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company is currently reviewing the effect, if any, that this new pronouncement will have on its financial statements.

In June 2006, the FASB issued SFAS Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB No. 109. The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. Earlier application of the provisions of FIN 48 is encouraged if the enterprise has not yet issued financial statements, including interim financial statements, in the period this Interpretation is adopted. The Company is currently reviewing the effect, if any, that this new guidance with have on its financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosure about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurement, the FASB having previously concluded in those accounting pronouncement that fair value is the relevant measurement attribute. This statement does not require any new fair value measurements. However, for some entities, the application of the statement will change current practice. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently reviewing the effect, if any, that this new pronouncement will have on its financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 123(R).” This statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multi-employer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets for a not-for-profit organization. This statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The Company does not expect the adoption of this pronouncement to have a material impact on its financial statements.

(7) Merger

Prior to January 25, 2007, the Company was known as HomAssist Corporation, a Nevada corporation (“HomAssist”).  On January 30, 2007, HomAssist acquired The Family Post, Inc, a privately held California corporation (“Old TFP”), pursuant to an agreement and plan of merger, dated as of January 16, 2007, as amended (the “Merger Agreement”), by and among HomAssist, Old TFP and HomAssist’s wholly-owned subsidiary (“Merger Sub”), providing for the merger of Merger Sub and Old TFP, with the Merger Sub being the surviving corporation as HomAssist’s wholly-owned subsidiary (the “Merger”).  Immediately following the Merger, HomAssist changed its name to DigitalPost Interactive, Inc. (“DPI” or the “Company”), the Merger Sub changed its name to The Family Post, Inc. (“New TFP”), and we began operating New TFPs business of Internet content sharing.

Effective upon the closing of the Merger, the directors elected at the special meeting, who comprise all of the then current HomAssist directors, resigned and the sole director of Old TFP became the new sole director of DPI.

Prior to the Merger, HomAssist had 15,600,000 shares of common stock issued and outstanding. As part of the Merger, the Company issued 37,233,385 shares of its common stock to the former stockholders of Old TFP in exchange for all of the issued and outstanding shares of common stock of Old TFP (16,478,175 shares).  As part of the Merger, HomAssist also adopted the existing stock option agreements of Old TFP (“Old TFP Option Agreements”) outstanding under which options to purchase 7,724,850 shares of common stock of Old TFP outstanding prior to the Merger were converted into options to purchase 17,426,615 shares of common stock of DPI.

Following the Merger, there were 52,833,385 shares of DPI common stock outstanding, of which the pre-Merger stockholders of HomAssist owned approximately 29.6% and the pre-Merger stockholders of Old TFP owned approximately 70.4%.  As a result, Old TFP has been treated as the acquiring company for accounting purposes.  The Merger has been accounted for as a reverse acquisition in accordance with generally accepted accounting principles in the United States of America.  Reported results of operations of the combined group issued after completion of the transaction will reflect Old TFP’s operations.

The unaudited condensed combined pro forma supplemental information for the year ended January 31, 2006 and the eleven months ended December 31, 2006 are presented as if the Merger had occurred on January 1, 2006:

	Eleven Months ended December 31, 2006 (unaudited)	Twelve months ended January 31, 2006 (unaudited)

Total Revenue	15,781		4,612
Net loss	$(768,928)		$(244,673)
Basic and Diluted Loss Per Share	$.01	$	Nil

Weighted average common shares
oustanding - basic and diluted	71,819,162		57,200,000

(8) Sale of Assets

In preparation of the Merger, discussed above, the Company had sold all remaining assets of HomAssist business on or about December 15, 2006 for approximately $15,000, which, in turn was used to pay for all professional legal, accounting and administrative fees related to the completion of the Merger. The Company recorded a loss on the sale of assets in an approximate amount of $2,000 during the eleven months ended December 31, 2006.