Form 10KSB/A
period 2006-12-31
DigitalPost Interactive, Inc.
filed 2007-04-11
CIK 1321099

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB/A
(Amendment No. 1)

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

Explanatory Note

This Amendment No. 1 to our Form 10-KSB for the fiscal year ended December 31, 2006 is being filed in order to include the Section 302 and Section 906 Certifications, which were not included with the original filing, pursuant to post acquisition reporting related to Rule 13a.

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

ITEM 13. Exhibits

Exhibit No.	Description
2.1	Merger Agreement, dated January 16, 2007, between HomAssist Corporation and The Family Post, Inc. as filed on form 8k, filed 2/1/07, incorporated by reference
3.1	Articles of Incorporation as filed on form SB-2, filed 4/28/05, incorporated by reference
3.2	Bylaws as filed on form SB-2, filed 4/28/05, incorporated by reference
3.3	Amendment to Bylaws as filed on form 8k, filed 1/17/07, incorporated by reference
3.4	Certificate of Amendment to Articles of Incorporation as filed on form 8k, filed 1/25/07, incorporated by reference
10.1	2007 Incentive and Non Statutory Stock Option Plan as filed on form 8k, filed 2/1/07, incorporated by reference
10.2	Independent Consultant Stock Option Agreement dated as of July 1, 2005 between The Family Post and William Sawtell as filed on form 8k, filed 2/1/07, incorporated by reference
10.3	Employment Agreement and Stock Option Agreement dated as of March 15, 2006 between The Family Post and Samir Patel as filed on form 8k, filed 2/1/07, incorporated by reference
10.4	Executive Employment and Indemnification Agreement dated as of January 30, 2007, between us and Michael Sawtell as filed on form 8k, filed 2/1/07, incorporated by reference
10.5	Executive Employment and Indemnification Agreement dated as of January 30, 2007, between us and Steven Dong as filed on form 8k, filed 2/1/07, incorporated by reference
10.6	Form Stock Subscription Agreement, Form Stock Option Agreement, Form Amended Stock Subscription Agreement as filed on form 8k, filed 2/1/07, incorporated by reference
14.1	Code of Business Conduct and Ethics as filed on form 8k, filed 1/30/07, as filed on form 8k, filed 2/1/07, incorporated by reference
21.1	List of Subsidiaries of the Company as filed on form 8k, filed 1/30/07, as filed on form 8k, filed 2/1/07, incorporated by reference
31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Michael Sawtell
31.2	Rule 13a-14(a)/ 15d-14(a) Certification of Steven Dong
32.1	Certification Pursuant to 18 U.S.C. section 1350 of Michael Sawtell
32.2	Certification Pursuant to 18 U.S.C. section 1350 of Steven Dong

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

Date:   April 11, 2007

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