Form 10QSB
period 2007-03-31
DigitalPost Interactive, Inc.
filed 2007-05-15
CIK 1321099

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark one)
☒        QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal quarter ended March 31, 2007

OR

☐        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from __________ to __________

Commission File No. 000-46494

DIGITALPOST INTERACTIVE, INC.
(Exact Name of Small Business Issuer in its Charter)

Nevada	333-124405	98-0434357
(State or Other Jurisdiction of	(Commission	(IRS Employer
Incorporation)	File Number)	Identification No.)

3240 El Camino Real, Suite 230, Irvine, CA 92602
(Address of Principal Executive Offices)(Zip Code)

(714) 824-3000
Registrant’s Telephone Number

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒     No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

Number of shares outstanding as of the close of business on May 15, 2007: 52,833,385

THE FAMILY POST, INC.
CONDENSED CONSOLIDATED

BALANCE SHEET

March 31,
2007
(unaudited)
Assets
Current assets
Cash and cash equivalents	$210,400
Other current assets	700
Total current assets	211,100
Property and equipment, net	68,000
Web site development costs, net	97,800
Other assets	8,800
Total assets	$385,700

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$49,400
Accrued expenses	62,000
Line of credit	11,000
Deferred revenue	11,600
Due to stockholders	196,100
Total liabilities, all current	330,100
Commitments and contingencies (Notes 3, 8 and 9)
Stockholders’ equity
Preferred Stock, $.001; 20,000,000
shares authorized; no shares
issued and outstanding	-

Common Stock, $.001 par value; 480,000,000
shares authorized; 52,833,385
shares issued and outstanding	52,800

Additional Paid In Capital	1,725,200
Accumulated deficit	(1,722,400)
Stockholders’ equity	55,600
Total liabilities and stockholders’ equity	$385,700

The accompanying notes to condensed consolidated financial statements are an integral part of this balance sheet.

THE FAMILY POST, INC.
CONDENSED CONSOLIDATED

STATEMENTS OF OPERATIONS

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31
	2007	2006
	(unaudited)	(unaudited)
Revenues:
Subscription	$12,200	$ .-
Total Revenue	12,200	-

Cost of Revenues:
Subscription	5,300	2,100
Total Cost of Revenue	5,300	2,100

Gross Profit	6,900	(2,100)

Operating expenses:
Sales and marketing	106,100	34,900
General and administrative	672,800	100,700

Total operating expenses	778,900	135,600

Loss from operations	(772,000)	(137,700)

Other (expenses) income, net	(800)	300

Net loss	$(772,800)	$(137,400)

Weighted average outstanding shares	59,488,860	59,973,333

Basic and Diluted Loss Per Share	$.013	$.002

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

THE FAMILY POST, INC.
CONDENSED CONSOLIDATED

STATEMENTS OF CASH FLOWS

	Three Months Ended March 31, 2007 (unaudited)	Three Months Ended March 31, 2006 (unaudited)
Cash flows from operating activities
Net loss	$(772,800)	$(137,400)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation and amortization	10,400	10,100
Non-cash stock-based compensation	265,600	17,200
Changes in operating assets and liabilities:
Other assets	(8,900)	-
Accounts payable	11,800	(15,500)
Accrued expenses	46,500	6,800
Deferred revenue	3,400	1,600
Due to shareholders	72,100	6,200
Net cash used by operating activities	(371,900)	(111,000)
Cash flows from investing activities
Acquisition of property and equipment	(48,000)	(9,700)
Acquisition and development of software	(17,700)	(1,000)
Net cash used by investing activities	(65,700)	(10,700)
Cash flows from financing activities
Proceeds from common stock subscriptions	300,000	237,500
Cash provided by line of credit	11,000	-
Net cash provided by financing activities	311,000	237,500
Net (decrease) increase in cash and cash equivalents	(126,600)	115,800
Cash and cash equivalents, beginning of period	337,000	37,700
Cash and cash equivalents, end of period	$210,400	$153,500

Supplemental disclosures:
Cash paid for income taxes	$1,600	$-
Cash paid for interest	$-	$-

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

1.    BASIS OF PRESENTATION, ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Merger

Prior to January 30, 2007, the Company was known as HomAssist Corporation, a Nevada corporation (“HomAssist”).  On January 30, 2007, the Company acquired The Family Post, Inc, a privately held California corporation. Immediately following the Merger (as defined below in Note 2), the Company changed its name to DigitalPost Interactive, Inc. (“DPI” or the “Company”) and began operating The Family Post, Inc.’s business of Internet content sharing.

The Company produces high-end destination web sites that allow subscribers to securely share digital media, including photos, videos, calendars, message boards, and history. The Company’s proprietary web site administration system, Qwik-Post™, and online video uploading system, Video-PostSM, allow users of personal computers to manage these “virtual family rooms,” and provide a destination to display photo and video memories, discussions, and history.

Basis of Presentation

The accompanying condensed unaudited consolidated financial statements of the Company as of March 31, 2007 and for the three month periods ended March 31, 2007 and 2006 have been prepared in accordance with accounting principles generally accepted in the United States for the interim financial information and in accordance with the instructions per Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

As discussed further below in Note 2, immediately following the Merger, there were 52,833,385 shares of DPI common stock outstanding, of which the pre-Merger stockholders of The Family Post, Inc. owned approximately 70.4% and the pre-Merger stockholders of HomAssist owned approximately 29.6%. As a result, Old TFP (as defined below in Note 2) has been treated as the acquiring company for accounting purposes.  The Merger has been accounted for as a reverse acquisition in accordance with generally accepted accounting principles in the United States of America, or “U.S. GAAP.”  Reported results of operations of the combined group issued after completion of the transaction reflects Old TFP’s operations.

In the opinion of management, all adjustments, including normal recurring adjustments, considered necessary for a fair presentation have been included. The accompanying condensed unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company included in the Company’s 2006 Form 10-KSB and Form 8-K/A Amendment No.3. Operating results for the three-month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2007.

Basis of Consolidation

The accompanying condensed unaudited consolidated financial statements include the accounts of DPI and New TFP (as defined below in Note 2) its wholly-owned subsidiary.

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

Web Site Development Costs

Under Emerging Issues TaskForce Statement 00-2, Accounting for Web Site Development Costs (“EITF 00-2”), costs and expenses incurred during the planning and operating stages of the Company’s web site are expensed as incurred. Under EITF 00-2, costs incurred in the web site application and infrastructure development stages are capitalized by the Company and amortized to expense over the web site’s estimated useful life or period of benefit. As of March 31, 2007, the Company had capitalized approximately $98,000, net of accumulated amortization related to its web site development.

Research and Development Costs

The Company expenses research and development costs as incurred.

Revenue Recognition

Substantially all of the Company’s subscription revenues are generated from monthly subscriptions for web site hosting services. The typical subscription agreement includes the usage of a personalized web site and hosting services. The individual deliverables are not independent of each other and are not sold or priced on a standalone basis. Costs to complete the web site and prepare it for the use of an end customer are minimal, and are expensed to cost of revenues as incurred. Upon the completion of a customer’s signup and initial hosting of the web site, the subscription is offered free of charge for a two week trial period during which the customer can cancel at anytime. In accordance with Staff Accounting Bulletin (“SAB”) No. 104, after the two week trial period has ended, revenue is recognized when all of the following conditions are satisfied: (1) there is persuasive evidence of an arrangement; (2) the service has been provided to the customer; (3) the amount of fees to be paid by the customer is fixed or determinable; and (4) the collection of the Company’s fees is probable. These criteria are met monthly as the Company’s service is provided on a month-to-month basis, and collections are generally made in advance of the services. There is no provision for refunds as of March 31, 2007, as the Company’s historical refund experience has been minimal.

Customers signup and agree to purchase the web site service on a monthly or annual basis, at the customer’s option. The monthly customers pay monthly in advance of the services, and as the services are performed, the Company recognizes subscription revenue on a monthly basis.

For annual customers, upon payment of a full year’s subscription service, the subscription revenue is recorded as deferred revenue in the accompanying balance sheet. As services are performed, the Company recognizes subscription revenue ratably on a monthly basis.

Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Due to the anti-dilutive nature of the options, there is no effect on the calculation of weighted average shares for diluted net loss per common share. As a result, the basic and diluted net losses attributable per common share amounts are identical. For the three months ended March 31, 2007, and for the 2006, the effect of 18,026,615 and 6,564,376, respectively, potentially dilutive securities have been excluded because their effect was anti-dilutive.

Stock-Based Compensation

In December 2004, the Financial Accounting Standard Board (“FASB”) issued Statement of Financial Accounting Standards (SFAS) No. 123R, Share-Based Payment, which addresses the accounting for employee stock options. SFAS No. 123R requires that the cost of all employee stock options, as well as other equity-based compensation arrangements, be reflected in the consolidated condensed financial statements based on the estimated fair value of the awards. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period (usually the vesting period). The Company also applies the measurement provisions of EITF 96-18 to awards granted to nonemployees.

The Company adopted SFAS No. 123R on January 1, 2006, using the modified-prospective transition method. Under the modified-prospective transition method, prior periods of the Company’s financial statements are not restated for comparison purposes. In addition, the measurement, recognition and attribution provisions of SFAS No. 123R apply to new grants and grants outstanding on the adoption date. Estimated compensation expense for outstanding grants at the adoption date will be recognized over the remaining vesting period using the compensation expense calculated for the pro forma disclosure purposes under SFAS No. 123, Accounting for Stock-Based Compensation. The Company’s calculations were made using the Black-Scholes option-pricing model with the following weighted average assumptions: expected life of 4.5 years; 45 percent stock price volatility; risk-free interest rate of 4.4%; no dividends or forfeitures during the expected term. During the three months ended March 31, 2007 and 2006, the Company recognized employee stock option expense of approximately $53,400 and $17,200 respectively.

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of March 31, 2007, the carrying value of accounts payable, loans from a stockholder, and accrued liabilities approximated fair value due to the short-term nature and maturity of these instruments.

Concentration of Risk

As of March 31, 2007, the Company maintained its cash account at one commercial bank. The cash balance at March 31, 2007, exceeded FDIC coverage by an approximate amount of $115,000.

Advertising

Advertising and promotion costs are charged to operations when incurred. For the three months ended March 31, 2007 and 2006, advertising and promotion costs amounted to $45,700, and $9,300, respectively.

Impairment of Long-Lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives when events or circumstances lead management to believe that the carrying value of an asset may not be recoverable. For the three months ended March 31, 2007 and 2006 no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

Deferred Finance Costs

The Company defers as other assets the direct incremental costs of raising capital until such time as the offering is completed. At the time of the completion of the offering, the costs are charged against the capital raised. Should the offering be terminated, deferred offering costs are charged to operations during the period in which the offering is terminated.

Estimates

The consolidated condensed financial statements are prepared on the basis of accounting principles generally accepted in the United States of America. The preparation of consolidated condensed financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of March 31, 2007, and expenses for the three months ended March 31, 2007 and 2006. Actual results could differ from those estimates made by management.

Stock split

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

(2)    Merger

Prior to January 25, 2007, the Company was known as HomAssist Corporation, a Nevada corporation (“HomAssist”).  On January 30, 2007, the Company acquired The Family Post, Inc, a privately held California corporation (“Old TFP”), pursuant to an agreement and plan of merger, dated as of January 16, 2007, as amended (the “Merger Agreement”), by and among the Company, Old TFP and our wholly-owned subsidiary (“Merger Sub”), providing for the merger of Merger Sub and Old TFP, with the Merger Sub being the surviving corporation as our wholly-owned subsidiary (the “Merger”).  Immediately following the Merger, the Company changed its name to DigitalPost Interactive, Inc. (“DPI” or the “Company”), the Merger Sub changed its name to The Family Post, Inc. (“New TFP”), and the Company began operating New TFPs business of Internet content sharing.

Prior to the Merger, HomAssist had 15,660,000 shares of common stock issued and outstanding. As part of the Merger, HomAssist issued 37,173,385 shares of its common stock to the former stockholders of Old TFP in exchange for all of the issued and outstanding shares of common stock of Old TFP (16,478,175 shares).  As part of the Merger, HomAssist also adopted the existing stock option agreements of Old TFP (“Old TFP Option Agreements”) outstanding under which options to purchase 7,724,850 shares of common stock of Old TFP outstanding prior to the Merger were converted into options to purchase 17,426,615 shares of common stock of DPI.

Following the Merger, there were 52,833,385 shares of DPI common stock outstanding, of which the pre-Merger stockholders of HomAssist owned approximately 29.6% and the pre-Merger stockholders of Old TFP owned approximately 70.4%.  As a result, Old TFP has been treated as the acquiring company for accounting purposes.  The Merger has been accounted for as a reverse acquisition in accordance with generally accepted accounting principles in the United States of America, or “U.S. GAAP.”  Reported results of operations of the combined group issued after completion of the transaction reflects Old TFP’s operations.

Unless otherwise indicated or the context otherwise requires, the terms “Company,” “DPI,” refer to DigitalPost Interactive, Inc. (formerly known as HomAssist Corporation) and its affiliates, including it’s subsidiary New TFP, after giving effect to the Merger.

(3)    Going Concern and Management’s Plans

During the period ended December 31, 2005, the Company was incorporated, received working capital from its Chief Executive Officer and principal stockholder in the amount of $168,000, and completed additional capital formation activities to raise $100,000 from the sale of common stock. Subsequent to December 31, 2005, through January 30, 2007, the Company completed additional capital formation activities, and raised an aggregate amount of $895,000 from the sale of its common stock. On January 30, 2007, the Company completed the Merger (see further discussion in Note 2) to conduct additional capital formation activities through the issuance of its common stock as a source of capital to more aggressively market its products and services, and increase its revenue generating activities. On April 3, 2007, the Company agreed to a $4 million private placement for the issuance of up to 2.5 million restricted common shares of the Company or $1.57 per share. As of May 15, 2007, the Company has received $650,000 of the $4 million private placement and expects to complete the private placement during the second quarter of 2007. The offer and sale of the securities above were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Rule 506 promulgated under the Securities Act and in Section 4(2) and Section 4(6) of the Securities Act and/or Rule 506 of Regulation D.

The accompanying consolidated condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate the continuation of the Company as a going concern. The Company has not established sufficient sources of revenue to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of March 31, 2007, the cash resources of the Company were insufficient to meet its current working capital needs and on going business plan. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated condensed financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

(4) Property and equipment

Property and equipment consisted of the following:

March 31,
2007

Computer equipment and software	$41,400
Furniture and fixtures	35,700
Less -accumulated depreciation and amortization	(9,100)
$68,000

(5)    Web site development costs

Web site development costs consisted of the following:

March 31,
2007

Website development costs	$136,600
Less -accumulated amortization	(38,800)
$97,800

(6)    Due to Stockholder

As of March 31, 2007, $123,600 was due to an officer of the Company and principal stockholder. The amount due to the officer was partially generated from the officer’s deferred salary. During the period from inception, July 14, 2005 through January 31, 2006, the Company did not pay the officer salary, which amounted to $43,800. In November 2006, the officer also made an advance to the Company for $50,000 cash which bears interest at 10% and is due December 8, 2007. During the three months ended March 31, 2007, pursuant to an employment agreement with the officer, the Company accrued $50,000 additional compensation expense. During the three months ended March 31, 2007, $21,800 of the deferred salary was paid and no amounts were paid to the officer for his $50,000 advance or $50,000 additional compensation.

As of March 31, 2007, $72,500 was due to another officer of the Company who also is a stockholder. The amount due to the officer was partially generated from an agreement with a consulting firm owned by the officer. During the three months ended March 31, 2007, pursuant to the consulting agreement, the Company accrued $22,500 as finders fee related to the $4 million private placement (see Note 3 and 11 for further discussion regarding the private placement). The amount due was also generated from an employment agreement with the officer, of which during the three months ended March 31, 2007, the Company accrued $50,000 additional compensation expense. During the three months ended March 31, 2007, no amounts were paid for the finder’s fee or additional compensation expense.

(7)    Stockholders’ Equity

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

On January 25, 2007, the board of directors and shareholders approved the reclassification of 20,000,000 shares of the Company’s capital stock to preferred stock, no par value, without any series, rights or preferences ascribed to it.

Authorized Capital Stock

We are authorized to issue 480,000,000 shares of common stock, par value $0.001 per share, and 20,000,000 shares of preferred stock, par value $.001 per share.

Common Stock

Immediately following the Merger on January 30, 2007 and as of March 31, 2007, there were 52,833,385 shares of our common stock issued and outstanding and no shares of preferred stock issued and outstanding (see Note 2 for further discussion on the Merger).

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

Shares Issued Prior to the Merger

All references below in this section to shares of common stock are made on a post-Merger basis of Old TFP only:

During the period from July 15, 2005 (date of inception) through December 31, 2005, the Company issued 20,754,431 shares of restricted common stock to the Company’s founder, Sole Director, Chief Executive Officer, and President for cash in the amount of $168,000.

During the period from July 15, 2005, the Company issued 1,127,958 shares of restricted common stock for cash in the amount of $100,000.

During the first quarter of 2006, the Company issued 2,678,901 shares of restricted common stock for cash in the amount of $237,500.

During the second quarter of 2006, the Company issued 2,496,171 shares of restricted common stock for cash in the amount of $187,500.

During the third quarter of 2006, the Company issued 1,127,958 shares of restricted common stock for cash in the amount of $100,000.

During the fourth quarter of 2006, the Company issued 4,173,445 shares of restricted common stock for cash in the amount of $370,000.

During January 2007, the Company re-priced all common stock investor rounds made since July 14, 2005, the date of inception and cancelled related stock options issued with the investment. As a result, the Company issued an additional 4,419,979 shares of common stock to investors and cancelled options to purchase 7,162,534 shares of common stock. As part of the 4,419,979 new shares issued, 3,383,875 shares of the common stock were issued to the Chief Executive Officer and as part of the 7,162,534 options cancelled, 4,511,833 of which were held by the Chief Executive Officer and were cancelled as part of this transaction. As part of the 4,419,979 new shares issued, 132,702 shares were returned by the then Consulting Chief Financial Officer and as part of the 7,162,534 options cancelled, 225,592 options were held by the then Consulting Chief Financial Officer and were cancelled as part of this transaction.

Shares Issued in Connection with the Merger

As part of the Merger, the Company issued 37,173,385 shares of our common stock to the former stockholders of Old TFP in exchange for all of the issued and outstanding shares of common stock of Old TFP.  As part of the Merger, in exchange for options to purchase 7,724,850 shares of Old TFP common stock, the Company issued to the holders thereof options to purchase an aggregate of 17,426,615 shares of common stock under the same terms and conditions as the Old TFP Option Agreements.  As a result of the Merger, the former stockholders of Old TFP became holders of DPI common stock, and holders of Old TFP options became holders of options to acquire shares of DPI common stock.

Following the Merger, there were 52,833,385 shares of DPI common stock outstanding, of which the pre-Merger stockholders of HomAssist owned approximately 29.6% and the pre-Merger stockholders of Old TFP owned approximately 70.4%.

Shares Issued After the Merger

During April 2007, the Company agreed to a $4 million private placement for the issuance of up to 2,540,000 restricted common shares or $1.57 per share. As of May 15, 2007, the Company has received $650,000 of the $4 million private placement, $300,000 of which was received during the three months ended March 31, 2007, and management expects to complete the private placement during the second quarter of 2007. The offer and sale of the securities above were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Rule 506 promulgated under the Securities Act and in Section 4(2) and Section 4(6) of the Securities Act and/or Rule 506 of Regulation D.

Options

Just prior to the Merger, there were no outstanding options to purchase the Company’s stock.

Effective January 30, 2007, as part of the Merger, in exchange for options to purchase 7,724,850 shares of The Family Post common stock, the Company issued to the holders thereof options to purchase an aggregate of 17,426,615 shares of the Company’s common stock under the same terms and conditions as the Family Post Option Agreements. As part of the terms and conditions of the Family Post Option Agreements, 50% of the options granted and oustanding just prior to the Merger fully vested and became exercisable as a result of the Merger transaction itself. As a result, 8,713,308 of the 17,426,615 options issued became fully vested and exercisable. See Note 2 for further discussion on the Merger.

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

Since the date of the Merger, January 30, 2007, through March 31, 2007, the Company granted stock options under certain stock option agreements as approved, amended and administered by the Board of Directors, which permitted the issuance of options for the purchase of up to 600,000 shares of the Company’s common stock.

Summary of the 2007 Option Plan

On January 30, 2007, the Board of Directors approved and a majority of the Company’s stockholders ratified by consent the Company’s 2007 Incentive and Nonstatutory Stock Option Plan (“Plan”). The 17,426,615 options to purchase the Company’s common stock issued under the terms of the Merger (discussed above) have been issued pursuant to the Plan.

The Plan is intended to further the growth and financial success of the Company by providing additional incentives to selected employees, directors, and consultants to the Compay and its subsidiary corporations, as those terms are defined in Sections 424(e) and 424(f) of the Internal Revenue Code of 1986, as amended (the "Code") (such subsidiary corporations hereinafter collectively referred to as "Affiliates") so that such employees and consultants may acquire or increase their proprietary interest in the Company. Stock options granted under the Plan (hereinafter "Options") may be either "Incentive Stock Options," as defined in Section 422A of the Code and any regulations promulgated under said Section, or "Nonstatutory Options" at the discretion of the Board of Directors of the Company (the "Board") and as reflected in the respective written stock option agreements granted pursuant hereto.

The Plan reserves twenty five million (25,000,000) shares of the Company's Common Stock.

In accordance with the provisions of SFAS 123R, and for nonemployees, the measurement criteria of EITF 96-18, the Company recognized stock-based compensation expense of $53,400 and $17,200 for the three months ended March 31, 2007 and 2006, respectively. The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model. The expected volatility is based on historical volatility of the Company’s stock. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected term of options granted is based on the remaining contractual life of the option. The following weighted average assumptions were used for the options granted during the three months ended March 31, 2007 and March 31, 2006:

	Three months ended March 31,
	2007	2006
Expected volatility	45.0%	45.0%
Risk-free rate	4.5%	4.3%
Expected Term	4.5 years	4.5 years

A summary of stock option activity for the three months ended March 31, 2007, is as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value

Outstanding as of December 31, 2006	-	-
Options assumed upon Merger	24,589,149	$.09
Granted	600,000	$1.20
Cancelled	(7,162,534)	$.07
Outstanding as of March 31, 2007	18,026,615	$.10	4.84	$719,600

A summary of the status of the nonvested options for the three months ended March 31, 2007 is presented below:

		Weighted-
		Average
	Number of	Grant Date
	Shares	Fair Value
Nonvested as of December 31, 2006	-	-
Options assumed upon Merger	19,674,357	$.09
Granted	600,000	$1.20
Vested	(5,506,843)	.09
Cancelled	(4,591,144)	$.05
Nonvested as of March 31, 2007	10,176,370	$.23

Information regarding the weighted-average remaining contractual life and weighted-average exercise price of options outstanding and options exercisable at March 31, 2007, for selected price ranges is as follows:

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price per Share	Number Exercisable	Weighted Average Exercise Price per Share
$ 0.04-.09	17,426,615	4.3	$ 0.08	7,850,245	$ .08
$ 1.00-1.20	600,000	4.9	$ 1.20	--	$ --
	18,026,615			7,850,245

As disclosed in Note 1, the Company applies SFAS No. 123R in accounting for its stock-based awards.

Warrants

Just prior to the Merger, there were no warrants to purchase the Company’s stock outstanding.

Effective January 30, 2007, as part of the Merger, the Company assumed a license agreement as amended which The Family Post entered into during 2006, part of which may obligate the Company to issue warrants to purchase its common stock at a future date, pending the achievement of certain milestones by the licensee. As of the date of this quarterly report, no milestones have been met and no warrants have been issued. See Note 2 for further discussion on the Merger.

(8)    Related Party Transactions

As described in Note 6, as of March 31, 2007, the Company owed two officers $196,100 in aggregate. One of the officers is also the Sole Director, Chief Executive Officer, President and principal stockholder of the Company and the other officer is Chief Financial Officer and also a stockholder.

Commencing from March 1, 2006 through January 30, 2007, a shareholder of the Company also served as a consulting Chief Financial Officer under a consulting agreement with a consulting firm owned by the shareholder. From January 1, 2007 to January 30, 2007, for consulting services rendered, the consulting firm received $11,700 cash proceeds. The consulting agreement also provides cash finder’s fees of 10% of any gross proceeds raised through an introduction made by the consultant and has been amended to provide for a cash finder’s fees of 7.5% in the future. As of March 31, 2007, the Company has accrued $22,500 as financing costs related to finder’s fee owed to the consulting firm. No amounts were paid to the consulting firm during the three months ended March 31, 2007 for finder’s fees owed to the consulting firm.

During January 2007, the Company re-priced all common stock investor rounds made since inception, July 14, 2005, and cancelled related stock options issued with those investments. As a result, the Company issued an additional 4,419,979 shares of common stock to its investors and cancelled options to purchase 7,162,534 shares of common stock of the Company. As part of the 4,419,979 new shares issued, 3,383,875 shares of common stock were issued to the Chief Executive Officer, and as part of the options to purchase 7,162,534 shares cancelled, 4,511,833 options were held by the Chief Executive Officer, and were cancelled as part of this transaction. As part of the 4,419,979 new shares of common stock issued, 132,702 shares were returned back to the Company by the then Consulting Chief Financial Officer, and as part of the options to purchase 7,162,534 shares cancelled, 225,592 options were held by the then Consulting Chief Financial Officer, and were cancelled as part of the this transaction.

On January 30, 2007, the Company entered into executive employment agreements with its CEO and CFO. The agreements for the CEO and CFO have terms of five and two years, respectively. In connection with the Merger, the agreements were filed with the Securities and Exchange Commission on Form 8K, dated January 30, 2007.

The material terms of the CEO’s agreement are: (i) base annual salary of $210,000; (ii) participation in our standard employee benefit plans; (iii) initial one time bonus of $50,000 for successful closing of Merger; (iv) reimbursable expenses customarily given to Executives; (v) other bonuses at the discretion of the board of directors and (vi) severance arrangements described below. If we terminate the CEO’s employment agreement without cause, or if the CEO resigns for good reason, each as defined in the agreement, we are obligated to pay the CEO the greater of his annual salary for the remaining term of the agreement or three years of his annual salary rate at the time of termination without cause or resignation for good reason, benefits for 24 months following the date of termination, and the right for 24 months from the date of termination to exercise all vested options granted to him prior to that time; provided that in the event the termination occurs within 120 days of the execution of an agreement which results in a change of control, as described below, vesting of all options will be accelerated and in the event the termination occurs outside of such 120 day period, all unvested options that would have vested had the CEO’s employment agreement remained in force through the end of the initial term will be fully vested immediately prior to such termination. The agreement maybe partially cancelable to the extent the Company does not raise a minimum of $2 million with in 90 days of the Merger.

The material terms of the CFO’s agreement are: (i) base annual salary of $175,000; (ii) participation in our standard employee benefit plans; (iii) initial one time bonus of $30,000 for successful closing of Merger (iv) reimbursable expenses customarily given to Executives; (v) various bonuses related to performance metrics; (vi) other bonuses at the discretion of the board of directors and (vii) severance arrangements described below. If we terminate the CFO’s employment agreement without cause, or if the CFO terminates the agreement with good reason, each as defined in the agreement, we are obligated to pay the CFO: (i) his annual salary and other benefits earned prior to termination, (ii) the greater of his annual salary for the remaining term of the agreement or his annual salary payable over one year, (iii) benefits for 12 months following the date of termination, and (iv) the right for 12 months from the date of termination to exercise all vested options granted to him prior to that time; provided that in the event the termination occurs within 120 days of the execution of an agreement which results in a change of control, as described below, vesting of all options will be accelerated and in the event the termination occurs outside of such 120 day period, all unvested options that would have vested had the CFO’s employment agreement remained in force through the end of the initial term will be fully vested immediately prior to such termination. The agreement maybe partially cancelable to the extent the Company does not raise a minimum of $2 million with in 90 days of the Merger.

(9)    Commitments

In February 2007, the Company entered into a two year lease for its new principal offices. Monthly rent is $8,000 under this lease. Rent expense during the three months ended March 31, 2007 was $14,500.

In February 2006, the Company entered into a one year lease for its principal offices. Monthly rent is $2,200 under this lease which expired February 2007. For the three months ended March 31, 2006, principal office lease expense under this lease amounted to $6,600.

Pursuant to the office lease agreement, total rental payments of $64,500 are due through December 31, 2007; total payments of $75,100 are due through December 31, 2008; and; total payments of $12,300 are due through December 31, 2009.

(10)    Recent Accounting Pronouncements

FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) in June 2006. FIN 48 defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. A tax position that meet the “more-likely-than-not” criterion shall be measured at the largest amount of benefit that is more than 50% likely of being realized upon ultimate settlement. FIN 48 applies to all tax positions accounted for under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“SFAS 109”). The Company adopted the provisions of FIN 48 as of January 1, 2007 and such adoption had no material impact on the Company’s consolidated financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosure about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurement, the FASB having previously concluded in those accounting pronouncement that fair value is the relevant measurement attribute. This statement does not require any new fair value measurements. However, for some entities, the application of the statement will change current practice. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently reviewing the effect, if any, that this new pronouncement will have on its consolidated condensed financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 123(R).” This statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multi-employer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets for a not-for-profit organization. This statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. This statement is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company is currently reviewing the effect, if any, that this new pronouncement will have on its consolidated condensed financial statements.

In February 2007, the FASB issued SFAS No. 159, ‘The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of SFAS No.115, Accounting for Certain Investments in Debt and Equity Securities”, which applies to all entities with available-for-sale and trading securities. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, “Fair Value Measurements.” We plan to adopt SFAS No. 159 effective January 1, 2008. Management is in the process of determining the effect, if any, the adoption of SFAS No. 159 will have on the Company’s consolidated condensed financial statements.

(11)    Subsequent Events

On April 3, 2007, the Company agreed to a $4 million private placement for the issuance of up to 2.5 million restricted common shares of the Company or $1.57 per share. As of May 15, 2007, the Company has received $650,000 of the $4 million private placement and expects to complete the private placement during the second quarter of 2007. The offer and sale of the securities above were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Rule 506 promulgated under the Securities Act and in Section 4(2) and Section 4(6) of the Securities Act and/or Rule 506 of Regulation D.

Item 2.  Management’s Discussion and Analysis

The statements, other than statements of historical fact, included in this report are forward-looking statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “plan,” “seek,” or “believe.” We believe that the expectations reflected in such forward-looking statements are accurate. However, we cannot assure you that such expectations will occur. Our actual future performance could differ materially from such statements. You should not unduly rely on these forward-looking statements, which speak only as of the date of this report. Except as required by law, we are not obligated to release publicly any revisions to these forward-looking statements to reflect events or circumstances occurring after the date of this report or to reflect the occurrence of unanticipated events.

This section should be read in conjunction with our condensed unaudited consolidated financial statements and the notes thereto, which are included elsewhere in this report, with the audited consolidated financial statements and related notes thereto as of December 31, 2006 and for the year ended December 31, 2006 included in our on Form 8K/A Amendment No.3 filed with the Securities and Exchange Commission (“SEC”) on April 30, 2007 and with other company filings made with the SEC.

Effective January 30, 2007, our capital structure and control had changed as a result of the Merger, as discussed previously in Item 1. Note 2 Merger. Since Old TFP is considered to be the accounting acquirer and surviving operating entity, the discussion held with in this section of Management’s Discussion And Analysis Of Financial Condition And Results Of Operations only includes the activity of Old TFP.

Business Overview

We produce high-end family destination websites that allow families and other users to securely share calendars, photos, videos, message boards and history. Our proprietary website administration system, Qwik-Post™, and online video uploading system, Video-PostSM allow PC users to easily manage these “virtual family rooms” and provides a permanent destination to display photo and video memories, discussions, and history.

We earn revenue primarily from subscriptions generated from monthly subscriptions for Website hosting services. The typical subscription agreement includes the usage of a personalized website and hosting services. Since beginning in July 2005, we developed our product, began operations and generated our first revenues. To date, we have generated 841 subscribers, have 1,673 users, and have transferred more than 286 Gigabytes of consumer digital media across our systems. However, our revenues are minimal and not sufficient to cover our operating costs and expenses. During the three months ended March 31, 2007, the year ended December 31, 2006 and for the period from inception July 14, 2005 through December 31, 2005, our revenues were $12,200, $13,900 and $4,500, respectively. We are in the early phases of revenue generating activities and intend to market our product more aggressively upon completion of additional debt or equity financing. On January 30, 2007, we completed the Merger further described in Item 1. Note 2 Merger to assist us in raising additional working capital through equity or debt financing.

Current Conditions

Since the inception of our business in 2005, we have incurred significant losses.  We had incurred net losses of $772,800, $743,000 and $206,700 for the three months ended March 31, 2007, the year ended December 31, 2006 and for the period from inception July 14, 2005 through December 31, 2005, respectively. As March 31, 2007, we had an accumulated deficit of approximately $1,722,400. We expect operating losses and negative cash flow to continue for the foreseeable future.  We anticipate that our losses will increase significantly from current levels because we expect to incur significant additional costs and expenses related to being a public company, brand development, advertising, marketing and promotional activities, as well as the employment of additional personnel as our business expands. Our ability to become profitable depends on our ability to generate new revenue and sustain substantially higher revenue while maintaining reasonable expense levels.  In particular, although we intend to increase significantly our spending on marketing and promotional activities, these efforts may not be effective in growing our brand, increasing our subscriber base or generating new revenues.  If we do not achieve profitability, we may not be able to continue our operations.

Since inception, we have operated and sustained ourselves primarily from cash generated through equity financings. During the period from inception July 14, 2005 through December 31, 2005, we received working capital from our founder and CEO in the amount of $168,000 and completed additional capital raising in the amount of $100,000 from the sale of common stock to an unrelated stockholder. Subsequent to December 31, 2005 through January 30, 2007, we have completed additional capital raising activities in the amount of $895,000 from further issuances of our common stock as well as receiving a cash advance form our CEO in the amount of $50,000. Since January 30, 2007 through the date of this Report, we have received $650,000 as part of a $4 million private placement (discussed further below). We intend to conduct additional capital raising activities subsequent to the Merger including the completion of our $4 million private placement and issuance of our common stock to increase the marketing of our product and increase revenue generating activities.

On April 3, 2007, we agreed to a $4 million private placement for the issuance of up to 2.5 million restricted common shares of the Company or $1.57 per share. As of May 15, 2007, we have received $650,000 of the $4 million private placement and we expect to complete the private placement during the second quarter of 2007, although we have no assurance that such financing will be completed. The offer and sale of the securities above were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Rule 506 promulgated under the Securities Act and in Section 4(2) and Section 4(6) of the Securities Act and/or Rule 506 of Regulation D.

Going Concern

We have not established sufficient sources of revenue to cover our operating costs, and as such, we have incurred operating losses since inception. Further, as of March 31, 2007, our cash resources were insufficient to meet our current working capital needs and on going business plan. These and other factors raise substantial doubt about our ability to continue as a going concern. The report of the independent registered public accounting firm accompanying the audit of our financial statements for the year ended December 31, 2006, as filed in our report on Form 8K/A Amendment No.3, filed with the SEC, on April 30, 2007, contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern because of our operating losses and our need for additional capital.  Such doubt could make it more difficult for us to raise additional capital and may materially and adversely affect the terms of any financing that we may obtain. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of us to continue as a going concern.

Results of Operations

Three Months Ended March 31, 2007 Compared To Three Months Ended March 31, 2006

Revenue was $12,200 and none for the three months ended March 31, 2007 and 2006, respectively, representing an increase of $12,200. Revenues for the three months ended March 31, 2007 were mostly derived from subscriptions sales. There were no revenues during the three months ended March 31, 2006 as our first sales activity was initiated in December 2005 and most of the subscriptions sold were deferred sales resulting in recognizing those sales in subsequent periods to March 31, 2006.

Cost of revenue was $5,300 and $2,100 for the three months ended March 31, 2007 and 2006, respectively, representing an increase of $3,200 or 152%. The increase in cost of revenues for the three months ended March 31, 2007 as compared to the same period last year is due to primarily having increase subscription sales and is in line with the increase in revenues. Cost of revenues for the three months ended March 31, 2007 were mostly derived from hosting and setup services incurred from website services provided to our subscribers.

Sales and marketing expense was $106,100 and $34,900 for the three months ended March 31, 2007 and 2006, respectively, representing an increase of $71,200 or 204%. The increase was primarily due to higher amounts of sales and marketing activities and promotions during the three months ended March 31, 2007 as compared to the same period last year. An increase in media advertising of $23,900 and an increase in marketing salaries of $39,900 due to the addition of new marketing personnel also contributed to the overall increase in sales and marketing expense.

General and administrative expense was $672,800 and $100,700 for the three months ended March 31, 2007 and 2006, respectively, representing an increase of $572,100 or 568%. The increase was primarily due to increased staff personnel in the amount of $175,900, increased public company expenses of $98,000 and increased office space related expenses of $9,900. Also contributing to the change was the increase in non cash stock compesation expense. Non cash stock compensation expense was $265,600 and $17,200 for the three months ended March 31, 2007 and 2006, respectively, representing an increase of $248,400 or 1,444%. The increase is primarily due to a one-time expense of $210,600 associated with the vesting acceleration of options related to the Merger. As part of the Merger, in exchange for options to purchase 7,724,850 shares of Old TFP common stock, we issued to the holders thereof options to purchase an aggregate of 17,426,615 shares of DPI common stock under the terms and conditions of the Company’s 2007 Incentive and Nonstatutory Stock Option Plan.  As part of the terms and conditions of the Old TFP Option Agreements, 50% of the options granted and oustanding just prior to the Merger fully vested and became exercisable as a result of the Merger transaction itself. As a result, 8,713,308 of the 17,426,615 options issued are fully vested and exercisable and we recorded a one-time expense in the amount of $210,600 during the three months ended March 31, 2007. There was no such one-time expense during the same period last year. Also contributing to the increase in non cash stock compensation expense was our implementation of Statement of Accounting Standards No. 123R on January 1, 2006, which resulted from an increase in stock options granted and related non-cash stock based compensation of approximately $53,400 during the three months ended March 31, 2007 as compared to $17,200 during the same period last year

Liquidity and Capital Resources

At March 31, 2007, our cash and cash equivalents were $210,400, a decrease of $126,600 from $ 337,000 as of December 31, 2006.   During the three months ended March 31, 2007, we received $300,000 as advance payments for a $4 million private placement (previously discussed above) and used approximately $371,900 during the same period for operations. Additionally, we used $48,000 of cash in the acquisition of property and equipment related to moving into our new offices in March 2007. Subsequent to March 31, 2007, we have received an additional $350,000 as part of the $4 million private placement. We intend to conduct additional capital raising activities subsequent to the Merger including the completion of our $4 million private placement and the issuance of our common stock to increase the marketing of our product and increase revenue generating activities. As of May 15, 2007, we have received $650,000 in aggregate of the $4 million private placement and we expect to complete the private placement during the second quarter of 2007, although we have no assurance that such financing will be completed.

Since inception, we have incurred losses and have had capital and stockholders’ deficits and limited cash to fund our operations.  Since inception through the date of this report, we have raised approximately $1.8 million through equity financing and have no other significant source of cash, except for an advance from shareholder of $50,000 obtained in November 2006 and unsecured line of credit in the amount of $20,000 obtained in December 2006. Although we expect to grow our revenues, they are not a significant source of cash at this time. Because we expect that revenues from operations will continue to be insufficient to meet our working capital needs, we likely will need to raise additional capital through equity or debt financings in the near future.  We cannot be certain that such capital will be available to us or whether such capital will be available on terms that are acceptable to us.  Such financing likely would be dilutive to existing stockholders and could result in significant financial and operating covenants that would negatively impact our business.  If we are unable to complete our $4 million private placement (discussed above) or to raise sufficient additional capital on acceptable terms, we will have insufficient funds to operate our business or pursue our planned growth.

This current report is not an offer to sell, or a solicitation of an offer to buy, any of our securities.

Off-Balance Sheet Arrangements

As of December 31, 2006, we had no off-balance sheet arrangements.

Critical Accounting Policies and Estimates

Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Web Site Development Costs—Under Emerging Issues Taskforce Statement 00-2, Accounting for Web Site Development Costs (“EITF 00-2”), costs and expenses incurred during the planning and operating stages of the Company’s web site are expensed as incurred. Under EITF 00-2, costs incurred in the web site application and infrastructure development stages are capitalized by the Company and amortized to expense over the web site’s estimated useful life or period of benefit.

Research and Development Costs—We expense research and development costs as incurred.

Revenue Recognition— Substantially all of our subscription revenue is generated from monthly subscriptions for Website hosting services. The typical subscription agreement includes the usage of a personalized website and hosting services. The individual deliverables are not independent of each other and are not sold or priced on a standalone basis. Costs to complete the Website and ready it for the end customer are minimal and are expensed to cost of revenue as incurred. Upon the completion of a customers signup and initial hosting of the Website, the subscription is offered free of charge for a two week trial period during which the customer can cancel at anytime. In accordance with Staff Accounting Bulletin (SAB) No. 104, after the two week trial period has ended, revenue is recognized when all of the following conditions are satisfied: (1) there is persuasive evidence of an arrangement; (2) the service has been provided to the customer; (3) the amount of fees to be paid by the customer is fixed or determinable; and (4) the collection of our fees is probable. These criteria are met monthly as our service is provided on a month-to-month basis and collections are generally made in advance of the services. There is no provision for refunds as of March 31, 2007, as the Company’s historical refund experience has been minimal.

Customers signup and agree to purchase the website service on a monthly or annual basis, at the customer’s option. The monthly customers pay monthly in advance of the services and as the services are performed we recognize subscription revenue on a monthly basis.

For annual customers, upon payment of a full year’s subscription service, the subscription revenue is recorded as deferred revenue in the accompanying balance sheet. As services are performed, we recognize subscription revenue ratably on a monthly basis.

 Stock-Based Compensation—Accounting for stock options issued to employees follows the provisions of SFAS No. 123R, Share-Based Payment.  This statement requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.  That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. We use the Black-Scholes option pricing model to measure the fair value of options granted to employees.

Fair Value of Financial Instruments—The fair value of our assets and liabilities that qualify as financial instruments under SFAS No. 107, Disclosures about Fair Value of Financial Instruments, approximate their carrying amounts.

Recently Issued Accounting Standards

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

In June 2006, the FASB issued SFAS Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB No. 109. The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006, and we adopted FIN 48 on January 1, 2007. There was no material impact to our consolidated financial position or results of operations.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - including an amendment of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities”, which applies to all entities with available-for-sale and trading securities. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided that the entity also elects to apply the provisions of FASB Statement No. 157, Fair Value Measurements. We plan to adopt SFAS No. 159 effective January 1, 2008. We are in the process of determining the effect, if any, the adoption of SFAS No. 159 will have on our financial statements.

Related Party Transactions

As described above in Item 1. Note 6 Due To Stockholder, as of March 31, 2007, the Company owed two officers $196,100 in aggregate. One of the officers is also the Sole Director, Chief Executive Officer, President and principal stockholder of the Company and the other officer is Chief Financial Officer and also a stockholder.

Commencing from March 1, 2006 through January 30, 2007, a shareholder of the Company also served as a consulting Chief Financial Officer under a consulting agreement with a consulting firm owned the shareholder. From January 1, 2007 to January 30, 2007, for consulting services rendered, the consulting firm received $11,700 cash proceeds. The consulting agreement also provides cash finder’s fees of 10% of any gross proceeds raised through an introduction made by the consultant and has been amended to provide for a cash finder’s fees of 7.5% in the future. As of March 31, 2007, the Company has accrued $22,500 as financing costs related to finder’s fee owed to the consulting firm. No amounts were paid to the consulting firm during the three months ended March 31, 2007 for finder’s fees owed to the consulting firm.

During January 2007, the Company re-priced all common stock investor rounds made since inception, July 14, 2005, and cancelled related stock options issued with those investments. As a result, the Company issued an additional 4,419,979 shares of common stock to its investors and cancelled options to purchase 7,162,534 shares of common stock of the Company. As part of the 4,419,979 new shares issued, 3,383,875 shares of common stock were issued to the Chief Executive Officer, and as part of the options to purchase 7,162,534 shares cancelled, 4,511,833 options were held by the Chief Executive Officer, and were cancelled as part of this transaction. As part of the 4,419,979 new shares of common stock issued, 132,702 shares were returned back to the Company by the then Consulting Chief Financial Officer, and as part of the options to purchase 7,162,534 shares cancelled, 225,592 options were held by the then Consulting Chief Financial Officer, and were cancelled as part of the this transaction.

On January 30, 2007, the Company entered into executive employment agreements with its CEO and CFO. The agreements for the CEO and CFO have terms of five and two years, respectively. In connection with the Merger, the agreements were filed with the Securities and Exchange Commission on Form 8K, dated January 30, 2007.

The material terms of the CEO’s agreement are: (i) base annual salary of $210,000; (ii) participation in our standard employee benefit plans; (iii) initial one time bonus of $50,000 for successful closing of Merger; (iv) reimbursable expenses customarily given to Executives; (v) other bonuses at the discretion of the board of directors and (vi) severance arrangements described below. If we terminate the CEO’s employment agreement without cause, or if the CEO resigns for good reason, each as defined in the agreement, we are obligated to pay the CEO the greater of his annual salary for the remaining term of the agreement or three years of his annual salary rate at the time of termination without cause or resignation for good reason, benefits for 24 months following the date of termination, and the right for 24 months from the date of termination to exercise all vested options granted to him prior to that time; provided that in the event the termination occurs within 120 days of the execution of an agreement which results in a change of control, as described below, vesting of all options will be accelerated and in the event the termination occurs outside of such 120 day period, all unvested options that would have vested had the CEO’s employment agreement remained in force through the end of the initial term will be fully vested immediately prior to such termination. The agreement maybe partially cancelable to the extent the Company does not raise a minimum of $2 million with in 90 days of the Merger.

The material terms of the CFO’s agreement are: (i) base annual salary of $175,000; (ii) participation in our standard employee benefit plans; (iii) initial one time bonus of $30,000 for successful closing of Merger (iv) reimbursable expenses customarily given to Executives; (v) various bonuses related to performance metrics; (vi) other bonuses at the discretion of the board of directors and (vii) severance arrangements described below. If we terminate the CFO’s employment agreement without cause, or if the CFO terminates the agreement with good reason, each as defined in the agreement, we are obligated to pay the CFO: (i) his annual salary and other benefits earned prior to termination, (ii) the greater of his annual salary for the remaining term of the agreement or his annual salary payable over one year, (iii) benefits for 12 months following the date of termination, and (iv) the right for 12 months from the date of termination to exercise all vested options granted to him prior to that time; provided that in the event the termination occurs within 120 days of the execution of an agreement which results in a change of control, as described below, vesting of all options will be accelerated and in the event the termination occurs outside of such 120 day period, all unvested options that would have vested had the CFO’s employment agreement remained in force through the end of the initial term will be fully vested immediately prior to such termination. The agreement maybe partially cancelable to the extent the Company does not raise a minimum of $2 million with in 90 days of the Merger.

Risk Factors

Information on risk factors can be found in “ ITEM 2.01 Completion of Acquisition Or Disposition Of Assets” under the heading “Risk Factors” in our Report on Form 8K/A Amendment No.3, dated January 30, 2007, filed with the SEC on April 30, 2007 and in “Item 6. Managements Plan of Operation” under the heading “Risks Related to Our Business” in our Annual Report on Form 10KSB for the year ended December 31, 2006 filed with the SEC on March 31, 2007. There have been no material changes to our risk factors during the quarter ended March 31, 2007.

Item 3.  Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified under the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives.  Our management, including our principal executive officer and our principal financial officer, does not expect that our disclosure controls or procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute assurance that the objectives of the control system are met. Further, the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within us have been detected.

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

There has been no change in our internal control over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II - Other Information

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

All references below in this section to our shares of common stock are made on a post-Merger basis.

As part of the Merger on January 30, 2007, we issued 37,173,385 shares of our common stock to the former stockholders of Old TFP in exchange for all of the issued and outstanding shares of common stock of Old TFP.  As part of the Merger, in exchange for options to purchase 7,724,850 shares of Old TFP common stock, we issued to the holders thereof options to purchase an aggregate of 17,426,615 shares of our common stock under the same terms and conditions as the Old TFP Option Agreements.  As a result of the Merger, the former stockholders of Old TFP became holders of DPI common stock, and holders of Old TFP options became holders of options to acquire shares of DPI common stock.

Following the Merger, there were 52,833,385 shares of DPI common stock outstanding, of which the pre-Merger stockholders of HomAssist owned approximately 29.6% and the pre-Merger stockholders of Old TFP owned approximately 70.4%.

During January 2007, we re-priced all of our common stock investor rounds made since July 14, 2005, the date of our inception and cancelled related stock options issued with the investment. As a result, we issued an additional 4,419,979 of common stock to our investors and cancelled options to purchase 7,162,534 shares of our common stock. As part of the 4,419,979 new shares issued, 3,383,875 shares of the common stock were issued to the Chief Executive Officer and as part of the 7,1652,534 options cancelled, 4,511,833 of which were held by the Chief Executive Officer and were cancelled as part of this transaction. As part of the 4,419,979 new shares issued, 132,702 shares were returned back to us by the then Consulting Chief Financial Officer and as part of the 7,162,534 options cancelled, 225,592 options were held by the then Consulting Chief Financial Officer and were cancelled as part of the this transaction.

During April 2007, we agreed to a $4 million private placement for the issuance of up to 2,540,000 restricted common shares or $1.57 per share. As of the date of this Report, we have received $650,000 of the $4 million private placement and we expect to complete the private placement during the second quarter of 2007. The offer and sale of the securities above were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Rule 506 promulgated under the Securities Act and in Section 4(2) and Section 4(6) of the Securities Act and/or Rule 506 of Regulation D.

None of the above transactions involved a public offering, and we believe that each transaction was exempt from the registration requirements of the Securities Act by virtue of Section 4(2) of the Securities Act and Rule 506 of Regulation D as promulgated by the SEC.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

On January 3, 2007, by unanimous written consent, the shareholders of Old TFP voted and approved the Merger, the election of new officers and sole director after the Merger and authorized then officers of Old TFP to complete the Merger.

On January 4, 2007, all of the shareholders of Old TFP authorized the repricing of Old TFP common stock investor rounds made since July 14, 2005, the date of inception and cancelled related stock options issued with the investment. As a result, we issued an additional 4,419,979 of common stock to our investors and cancelled options to purchase 7,162,534 shares of our common stock.

On January 22, 2007, by majority written consent, the HomAssist shareholders voted and approved the Merger.

On January 25, 2007, the Company filed a certificate of amendment to its Articles of Incorporation. This document amended the Company’s Articles of Incorporation as follows:

(a)	Changed its name to DigitalPost Interactive, Inc.

(b)	Increased its authorized shares of common stock, par value $0.001, to 480,000,000 shares and its preferred stock to 20,000,000 shares with no rights or preferences currently ascribed to such shares.

(c)	Changed its fiscal year end from January 31 to December 31.

Under the provisions of the Company’s Articles of Incorporation, as amended, these actions required a majority vote of shareholders.

On January 30, 2007, effective upon the closing of the Merger, by majority written consent, the shareholders of DPI adopted and approved the 2007 Incentive and Nonstatutory Stock Option Plan, the form of the Plan Stock Option Award Agreement, and reserve 25,000,000 shares of our common stock for issuance under the plan.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description of Document
10.7	Form of Stock Subscription Agreement
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act
32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIGITALPOST INTERACTIVE, INC. (Registrant)
May 15, 2007	/s/ Michael Sawtell
Michael Sawtell
Chief Executive Officer, President,
And Sole Director

May 15, 2007	/s/ Steven Dong
Steven Dong
Chief Financial Officer