Form 10QSB
period 2007-06-30
DigitalPost Interactive, Inc.
filed 2007-08-14
CIK 1321099

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark one)
☒        QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal quarter ended June 30, 2007

OR

☐        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from __________ to __________

Commission File No. 333-124405

DIGITALPOST INTERACTIVE, INC.
(Exact Name of Small Business Issuer in its Charter)

Nevada	98-0434357
(State or Other Jurisdiction of	(IRS Employer
Incorporation)	Identification No.)

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

Number of shares outstanding as of the close of business on August 14, 2007: 52,833,385

Transitional Small Business Disclosure Format (Check one): Yes ☐   No ☒

DIGITALPOST INTERACTIVE, INC.
CONDENSED CONSOLIDATED
BALANCE SHEET

June 30, 2007 (Unaudited)
Assets
Current assets
Cash and cash equivalents	$61,300
Other current assets	1,000
Total current assets	62,300
Property and equipment, net	71,500
Web site development costs, net	97,900
Other assets	8,500
Total assets	$240,200

Liabilities and Stockholders' Deficit
Current liabilities
Accounts payable	$6,600
Accrued expenses	84,200
Deferred revenue	14,100
Due to stockholders	201,000
Total liabilities, all current	305,900
Commitments and contingencies (Notes 3, 8 and 9)

Stockholders’ deficit
Preferred Stock, $.001; 20,000,000
shares authorized; no shares
issued and outstanding	-

Common Stock, $.001 par value; 480,000,000
shares authorized; 52,833,385
shares issued and outstanding	52,800

Additional paid-in capital	1,372,500
Common stock subscription	760,000
Accumulated deficit	(2,251,000)
Stockholders’ deficit	(65,700)
Total liabilities and stockholders’ deficit	$240,200

The accompanying notes to condensed consolidated financial statements are an integral part of this balance sheet.

DIGITALPOST INTERACTIVE, INC.
CONDENSED CONSOLIDATED
STATEMENTS OF OPERATIONS

	Three Months Ended June 30, 2007 (Unaudited)	Three Months Ended June 30, 2006 (Unaudited)	Six Months Ended June 30, 2007 (Unaudited)	Six Months Ended June 30, 2006 (Unaudited)
Revenues:
Subscriptions	$16,800	$1,900	$29,000	$1,900
Professional services	10,000	-	10,000	-
Total Revenue	26,800	1,900	39,000	1,900

Cost of Revenues:
Subscriptions	10,600	1,900	15,900	3,900
Professional services	6,400	-	6,400	-
Total Cost of Revenue	17,000	1,900	22,300	3,900

Gross Profit	9,800	-	16,700	(2,000)

Operating expenses:
Sales and marketing	196,200	53,100	302,300	78,300
General and administrative	340,200	123,300	1,013,000	233,900

Total operating expenses	536,400	176,400	1,315,300	312,200

Loss from operations	(526,600)	(176,400)	(1,298,600)	(314,200)

Other (expenses) income, net	(2,000)	(200)	(2,800)	100

Net loss	$(528,600)	$(176,600)	$(1,301,400)	$(314,100)

Weighted average outstanding shares	52,833,385	72,800,000	56,272,001	66,300,000

Basic and diluted loss per share	$(0.010)	$(0.002)	$(0.023)	$(0.005)

 The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

DIGITALPOST INTERACTIVE, INC.
CONDENSED CONSOLIDATED
STATEMENTS OF CASH FLOWS

	Six Months Ended June 30, 2007 (unaudited)	Six Months Ended June 30, 2006 (unaudited)
Cash flows from operating activities
Net loss	$(1,301,400)	$(314,100)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation and amortization	24,700	16,700
Non-cash stock-based compensation	247,500	29,600
Finders fees and additional accrued compensation due to stockholders	92,500	-
Changes in operating assets and liabilities:
Other assets	(8,900)	4,200
Accounts payable	(31,100)	(12,400)
Accrued expenses	55,400	2,600
Deferred revenue	6,000	2,000
Net cash used by operating activities	(915,300)	(271,400)
Cash flows from investing activities
Acquisition of property and equipment	(56,000)	(5,600)
Web site development costs	(27,700)	-
Net cash used by investing activities	(83,700)	(5,600)
Cash flows from financing activities
Proceeds from common stock subscriptions	760,000	425,000
Financing cost	(25,000)	(22,500)
Due to stockholders	(25,000)	(3,800)
Cash provided by line of credit	13,300	-
Net cash provided by financing activities	723,300	398,700
Net (decrease) increase in cash and cash equivalents	(275,700)	121,700
Cash and cash equivalents, beginning of period	337,000	37,700
Cash and cash equivalents, end of period	$61,300	$159,400

Supplemental disclosures:
Cash paid for income taxes	$1,600	$-
Cash paid for interest	$700	$-
Supplemental disclosures of non cash activities:
Finders fees and additional compensation due to stockholders accrued	$92,500	$-

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

DIGITALPOST INTERACTIVE, INC.
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

The Company produces destination web sites that allow subscribers to securely share digital media, including photos, videos, calendars, message boards, and history. The Company’s proprietary web site administration system, Qwik-Post™, and online video uploading system, Video-PostSM, allow users of personal computers to manage these “virtual family rooms,” and provide a destination to display photo and video memories, discussions, and history.

Basis of Presentation

The accompanying condensed unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for the interim financial information and in accordance with the instructions per Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

As discussed further below in Note 2, immediately following the Merger, there were 52,833,385 shares of DPI common stock outstanding, of which the pre-Merger stockholders of The Family Post, Inc. owned approximately 70.4% and the pre-Merger stockholders of HomAssist owned approximately 29.6%. As a result, Old TFP (as defined below in Note 2) has been treated as the acquiring company for accounting purposes.  The Merger has been accounted for as a reverse acquisition in accordance with generally accepted accounting principles in the United States of America, or “U.S. GAAP.”  Reported results of operations of the combined group after completion of the transaction reflects Old TFP’s operations.

In the opinion of management, all adjustments, including normal recurring adjustments, considered necessary for a fair presentation have been included. The accompanying condensed unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company included in the Company’s 2006 Form 10-KSB and Form 8-K/A Amendment No. 3. Operating results for the three-month period and six-month period ended June 30, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2007.

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

Web Site Development Costs

Under Emerging Issues TaskForce Statement 00-2, Accounting for Web Site Development Costs (“EITF 00-2”), costs and expenses incurred during the planning and operating stages of the Company’s web site are expensed as incurred. Under EITF 00-2, costs incurred in the web site application and infrastructure development stages are capitalized by the Company and amortized to expense over the web site’s estimated useful life or period of benefit. As of June 30, 2007, the Company had capitalized approximately $97,900, net of accumulated amortization related to its web site development.

Research and Development Costs

The Company expenses research and development costs as incurred.

Revenue Recognition

The Company’s subscription revenues are generated from monthly subscriptions for web site hosting services. The typical subscription agreement includes the usage of a personalized web site and hosting services. The individual deliverables are not independent of each other and are not sold or priced on a standalone basis. Costs to complete the web site and prepare it for the use of an end customer are minimal, and are expensed to cost of revenues as incurred. Upon the completion of a customer’s signup and initial hosting of the web site, the subscription is offered free of charge for a two week trial period during which the customer can cancel at anytime. In accordance with SAB No. 104, after the two week trial period has ended, revenue is recognized when all of the following conditions are satisfied: (1) there is persuasive evidence of an arrangement; (2) the service has been provided to the customer; (3) the amount of fees to be paid by the customer is fixed or determinable; and (4) the collection of the Company’s fees is probable. These criteria are met monthly as the Company’s service is provided on a month-to-month basis, and collections are generally made in advance of the services. There is no provision for refunds as of June 30, 2007, as the Company’s historical refund experience has been minimal.

Customers signup and agree to purchase the web site service on a monthly or annual basis, at the customer’s option. The monthly customers pay monthly in advance of the services, and as the services are performed, the Company recognizes subscription revenue on a daily basis.

For annual customers, upon payment of a full year’s subscription service, the subscription revenue is recorded as deferred revenue in the accompanying balance sheet. As services are performed, the Company recognizes subscription revenue ratably on a daily basis.

Professional services revenue is generated from custom website design services. The Company’s professional services revenue from contracts for custom website design is recorded using a proportional performance model based on labor hours incurred. The extent of progress toward completion is measured by the labor hours incurred as a percentage of total estimated labor hours to complete. Labor hours are the most appropriate measure to allocate revenue among reporting periods, as they are the primary input to the provision of our professional services.

Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Due to the anti-dilutive nature of the options, there is no effect on the calculation of weighted average shares for diluted net loss per common share. As a result, the basic and diluted net losses attributable per common share amounts are identical. 13,308,117 shares of potentially dilutive securities have been excluded for each of the three and six month periods ended June 30, 2007 because their effect was anti-dilutive. 12,702,346 shares of potentially dilutive securities have been excluded for each of the three and six month periods ended June 30, 2006 because their effect was anti-dilutive.

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

The Company adopted SFAS No. 123R on January 1, 2006, using the modified-prospective transition method. Under the modified-prospective transition method, prior periods of the Company’s financial statements are not restated for comparison purposes. In addition, the measurement, recognition and attribution provisions of SFAS No. 123R apply to new grants and grants outstanding on the adoption date. Estimated compensation expense for outstanding grants at the adoption date will be recognized over the remaining vesting period using the compensation expense calculated for the pro forma disclosure purposes under SFAS No. 123, Accounting for Stock-Based Compensation. The Company’s calculations were made using the Black-Scholes option-pricing model with the following weighted average assumptions: expected life of 4.5 years; 45 percent stock price volatility; risk-free interest rate of 4.4%; forfeitures rate of 10% and no dividends during the expected term. During the three and six months ended June 30, 2007, the Company recognized employee stock option expense of approximately $17,700 negative expense and $247,500 expense, respectively. During the three and six months ended June 30, 2006, the Company recognized employee stock option expense of approximately $5,500 and $29,600, respectively.

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of June 30, 2007, the carrying value of accounts payable, loans from stockholders, and accrued liabilities approximated fair value due to the short-term nature and maturity of these instruments.

Concentration of Risk

As of June 30, 2007, the Company maintained its cash account at one commercial bank. The cash balance at June 30, 2007, did not exceed the FDIC coverage limit.

Advertising

Advertising and promotion costs are charged to operations when incurred. For the three and six months ended June 30, 2007, advertising and promotion costs amounted to $67,100, and $102,800, respectively. For the three and six months ended June 30, 2006, advertising and promotion costs amounted to $18,700, and $25,600, respectively.

Impairment of Long-Lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives when events or circumstances lead management to believe that the carrying value of an asset may not be recoverable. For the three and six months ended June 30, 2007 and 2006 no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

Deferred Finance Costs

The Company defers as other assets the direct incremental costs of raising capital until such time as the offering is completed. At the time of the completion of the offering, the costs are charged against the capital raised. Should the offering be terminated, deferred offering costs are charged to operations during the period in which the offering is terminated.

Estimates

The consolidated condensed financial statements are prepared on the basis of accounting principles generally accepted in the United States of America. The preparation of consolidated condensed financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of June 30, 2007, and expenses for the three and six months ended June 30, 2007 and 2006. Actual results could differ from those estimates made by management.

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

Following the Merger, there were 52,833,385 shares of DPI common stock outstanding, of which the pre-Merger stockholders of HomAssist owned approximately 29.6% and the pre-Merger stockholders of Old TFP owned approximately 70.4%.  As a result, Old TFP has been treated as the acquiring company for accounting purposes.  The Merger has been accounted for as a reverse acquisition in accordance with generally accepted accounting principles in the United States of America, or “U.S. GAAP.”  Reported results of operations of the combined group after completion of the transaction reflects Old TFP’s operations.

Unless otherwise indicated or the context otherwise requires, the terms “Company” and “DPI,” refer to DigitalPost Interactive, Inc. (formerly known as HomAssist Corporation) and its affiliates, including its subsidiary New TFP, after giving effect to the Merger.

(3)    Going Concern and Management’s Plans

During the period ended December 31, 2005, the Company was incorporated, received working capital from its chief executive officer and principal stockholder in the amount of $168,000, and completed additional capital formation activities to raise $100,000 from the sale of common stock. Subsequent to December 31, 2005, through January 30, 2007, the Company completed additional capital formation activities, and raised an aggregate amount of $895,000 from the sale of its common stock. On January 30, 2007, the Company completed the Merger (see further discussion in Note 2) to conduct additional capital formation activities through the issuance of its common stock as a source of capital to more aggressively market its products and services, and increase its revenue generating activities. On April 3, 2007, the Company agreed to a $4 million private placement for the issuance of up to 2.5 million restricted common shares of the Company at $1.57 per share. As of August 14, 2007, the Company has received $930,000 of the $4 million private placement and expects to complete the private placement during the third quarter of 2007. The offer and sale of the securities above were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Rule 506 promulgated under the Securities Act and in Section 4(2) and Section 4(6) of the Securities Act and/or Rule 506 of Regulation D.

The accompanying consolidated condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate the continuation of the Company as a going concern. The Company has not established sufficient sources of revenue to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of June 30, 2007, the cash resources of the Company were insufficient to meet its current working capital needs and on going business plan. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated condensed financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

(4) Property and equipment

Property and equipment consisted of the following:

June 30, 2007

Computer equipment and software	$47,500
Furniture and fixtures	37,600
Less -accumulated depreciation and amortization	(13,600)
$71,500

(5)    Web site development costs

Web site development costs consisted of the following:

June 30, 2007

Website development costs	$146,600
Less -accumulated amortization	(48,700)
$97,900

(6)    Due to Stockholders

As of June 30, 2007, $99,000 was due to an officer of the Company and principal stockholder. The amount due to the officer was partially generated from the officer’s deferred salary. During the period from inception, July 14, 2005 through January 31, 2006, the Company did not pay the officer’s salary, which amounted to $43,800. In November 2006, the officer also made an advance to the Company for $50,000 cash which bears interest at 10% and is due December 8, 2007. During the six months ended June 30, 2007, pursuant to an employment agreement with the officer, the Company accrued $50,000 additional compensation expense. During the six months ended June 30, 2007, $21,800 of the deferred salary was paid, $25,000 of the additional compensation expense was paid and no amounts were paid to the officer for his $50,000 advance.

As of June 30, 2007, $102,000 was due to another officer of the Company who also is a stockholder. The amount due to the officer was partially generated from an agreement with a consulting firm owned by the officer. During the six months ended June 30, 2007, pursuant to the consulting agreement, the Company accrued $57,000 as a finder’s fee related to the $4 million private placement (see Note 3, 7 and 11 for further discussion regarding the private placement). The amount due was also generated from an employment agreement with the officer, of which during the six months ended June 30, 2007, the Company accrued $70,000 additional compensation expense. During the six months ended June 30, 2007, $25,000 of the finder’s fee was paid to the consulting firm and no amounts of the $70,000 additional compensation was paid.

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

Authorized Capital Stock

The Company is authorized to issue 480,000,000 shares of common stock, par value $0.001 per share, and 20,000,000 shares of preferred stock, par value $.001 per share.

Common Stock

Immediately following the Merger on January 30, 2007 and as of June 30, 2007, there were 52,833,385 shares of our common stock issued and outstanding and no shares of preferred stock issued and outstanding (see Note 2 for further discussion on the Merger).

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

During the fourth quarter of 2005, the Company issued 1,127,958 shares of restricted common stock for cash in the amount of $100,000.

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

Shares Issued in Connection with the Merger

As part of the Merger, the Company issued 37,173,385 shares of its common stock to the former stockholders of Old TFP in exchange for all of the issued and outstanding shares of common stock of Old TFP.  As part of the Merger, in exchange for options to purchase 7,724,850 shares of Old TFP common stock, the Company issued to the holders thereof options to purchase an aggregate of 17,426,615 shares of common stock under the same terms and conditions as the Old TFP Option Agreements.  As a result of the Merger, the former stockholders of Old TFP became holders of DPI common stock, and holders of Old TFP options became holders of options to acquire shares of DPI common stock.

Following the Merger, there were 52,833,385 shares of DPI common stock outstanding, of which the pre-Merger stockholders of HomAssist owned approximately 29.6% and the pre-Merger stockholders of Old TFP owned approximately 70.4%.

Shares Issued After the Merger

During April 2007, the Company agreed to a $4 million private placement for the issuance of up to 2,540,000 restricted common shares at $1.57 per share. As of August 14, 2007, the Company has received $930,000 of the $4 million private placement, $760,000 of which was received during the six months ended June 30, 2007, and management expects to complete the private placement during the third quarter of 2007. The offer and sale of the securities above were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Rule 506 promulgated under the Securities Act and in Section 4(2) and Section 4(6) of the Securities Act and/or Rule 506 of Regulation D.

Options

Just prior to the Merger, there were no outstanding options to purchase HomAssist's stock.

Effective January 30, 2007, as part of the Merger, in exchange for options to purchase 7,724,850 shares of Old TFP common stock, the Company issued to the holders thereof options to purchase an aggregate of 17,426,615 shares of the Company’s common stock under the same terms and conditions as the Old TFP option agreements. As part of the terms and conditions of the Old TFP option agreements, 50% of the options granted and oustanding just prior to the Merger fully vested and became exercisable as a result of the Merger transaction itself. As a result, 8,713,308 of the 17,426,615 options issued became fully vested and exercisable. See Note 2 for further discussion on the Merger.

Stock options granted under those certain stock option agreements were granted at prices no less than the estimated fair value of the shares on the date of grant as determined by the board of directors, provided, however, that (i) the exercise price of an incentive stock option (“ISO”) shall not be less than 100% of the estimated fair value of the shares on the date of grant, respectively; and (ii) the exercise price of an ISO granted to a 10% stockholder shall not be less than 110% of the estimated fair value of the shares on the date of grant, respectively. ISO and nonstatutory stock options (“NSO”) stock options generally vest every nine months, over a three year period.

Summary of the 2007 Option Plan

On January 30, 2007, the board of directors approved and a majority of the Company’s stockholders ratified by consent the Company’s 2007 incentive and nonstatutory stock option plan (“Plan”). The 17,426,615 options to purchase the Company’s common stock issued under the terms of the Merger (discussed above) have been issued pursuant to the Plan.

The Plan is intended to further the growth and financial success of the Company by providing additional incentives to selected employees, directors, and consultants to the Compay and its subsidiary corporations, as those terms are defined in Sections 424(e) and 424(f) of the Internal Revenue Code of 1986, as amended (“Code”) (such subsidiary corporations hereinafter collectively referred to as “Affiliates”) so that such employees and consultants may acquire or increase their proprietary interest in the Company. Stock options granted under the Plan (hereinafter the “Options”) may be either “Incentive Stock Options,” as defined in Section 422A of the Code and any regulations promulgated under said Section, or “Nonstatutory Options” at the discretion of the Board of Directors of the Company (the “Board”) and as reflected in the respective written stock option agreements granted pursuant hereto.

The Plan reserves twenty five million (25,000,000) shares of the Company's common stock.

In accordance with the provisions of SFAS 123R, and for nonemployees, the measurement criteria of EITF 96-18, the Company recognized stock-based compensation expense of $247,500 for the six months ended June 30, 2007, respectively. The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model. The expected volatility is based on industry comparables as the Company recently became a publicly held company. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected term of options granted is based on the remaining expected life of the option. The following weighted average assumptions were used for the options granted during the six months ended June 30, 2007 and June 30, 2006:

	Six Months Ended June 30,
	2007	2006
Expected volatility	45.0%	45.0%
Risk-free rate	4.8%	5.1%
Expected Term	4.5 years	4.5 years

A summary of stock option activity for the six months ended June 30, 2007, is as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding as of December 31, 2006	-	-
Options assumed upon Merger	24,589,149	$.09
Granted	2,700,000	$.76
Cancelled	(10,095,226)	$.08
Outstanding as of June 30, 2007	17,193,922	$.19	4.6	$893,500

A summary of the status of the nonvested options for the six months ended June 30, 2007 is presented below:

	Number of Shares	Weighted- Average Grant Date Fair Value
Nonvested as of December 31, 2006	-	-
Options assumed upon Merger	19,674,357	$.09
Granted	2,700,000	$.76
Vested	(5,506,843)	$.09
Cancelled	(6,621,468)	$.06
Nonvested as of June 30, 2007	10,246,046	$.30

Information regarding the weighted-average remaining contractual life and weighted-average exercise price of options outstanding and options exercisable at June 30, 2007, for selected price ranges is as follows:

Options Outstanding	Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life(in Years)	Weighted Average Exercise Price per Share	Number Exercisable	Weighted Average Exercise Price per Share
$ 0.04 - .49	14,493,922	4.6	$ .08	6,947,876	$ .07
$ .50 - 1.20	2,700,000	4.7	$ .76	--	$ --
	17,193,922			6,947,876

As disclosed in Note 1, the Company applies SFAS No. 123R in accounting for its stock-based awards.

Warrants

Just prior to the Merger, there were no warrants to purchase the Company’s stock outstanding.

Effective January 30, 2007, as part of the Merger, the Company assumed a license agreement as amended which Old TFP entered into during 2006, part of which may obligate the Company to issue warrants to purchase its common stock at a future date, pending the achievement of certain milestones by the licensee. As of August 14, 2007, those milestones have not been met and no warrants have been issued. See Note 2 for further discussion on the Merger.

(8)    Related Party Transactions

On May 15, 2007, the Company entered into an agreement with a company whereby its chief executive officer is also a related party of the Company pursuant to an advisory agreement and is also a member of our Board of Advisors. The agreement calls for the Company to provide custom web site pages for a total amount of $20,000, of which $10,000 was paid in June 2007. The remaining $10,000 is to be paid upon delivery of additional web site pages and expected to be completed during the third quarter of 2007.

On June 15, 2007, pursuant to a consulting agreement, the Company granted an option to purchase 75,000 shares of common stock of the Company to a consultant who is also a sibling of the chief executive officer of the Company.

As of June 30, 2007, the Company owed two officers $201,000 in aggregate. One of the officers is also the sole director, chief executive officer, president and principal stockholder of the Company and the other officer is the chief financial officer and also a stockholder. See Note 6 for further discussion.

Commencing from March 1, 2006 through January 30, 2007, a stockholder of the Company also served as a consulting chief financial officer under a consulting agreement with a consulting firm owned by the stockholder. From January 1, 2007 to January 30, 2007, for consulting services rendered, the consulting firm received $11,700 cash proceeds. The consulting agreement also provides cash finder’s fees of 10% of any gross proceeds raised through an introduction made by the consultant and has been amended to provide for cash finder’s fees of 7.5%. During the six months ended June 30, 2007, the Company incurred $57,000 as financing costs of which $25,000 was paid to the consulting firm during the six months ended June 30, 2007 for finder’s fees owed to the consulting firm. As of June 30, 2007, the Company owes the consulting firm $32,000 for unpaid finder’s fees.

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

On January 30, 2007, the Company entered into executive employment agreements with its chief executive officer and chief financial officer. The agreements for the chief executive officer and chief financial officer have terms of five and two years, respectively. In connection with the Merger, the agreements were filed with the Securities and Exchange Commission on Form 8-K, dated January 30, 2007.

The material terms of the chief executive officer’s agreement are: (i) base annual salary of $210,000; (ii) participation in our standard employee benefit plans; (iii) initial one time bonus of $50,000 for successful closing of Merger; (iv) reimbursable expenses customarily given to Executives; (v) other bonuses at the discretion of the board of directors and (vi) severance arrangements described below. If the Company terminates the chief executive officer’s employment agreement without cause, or if the chief executive officer resigns for good reason, each as defined in the agreement, the Company is obligated to pay the chief executive officer the greater of his annual salary for the remaining term of the agreement or three years of his annual salary rate at the time of termination without cause or resignation for good reason, benefits for 24 months following the date of termination, and the right for 24 months from the date of termination to exercise all vested options granted to him prior to that time; provided that in the event the termination occurs within 120 days of the execution of an agreement which results in a change of control, as described below, vesting of all options will be accelerated and in the event the termination occurs outside of such 120 day period, all unvested options that would have vested had the chief executive officer’s employment agreement remained in force through the end of the initial term will be fully vested immediately prior to such termination. The agreement may be partially cancelable to the extent the Company does not raise a minimum of $2 million within 90 days of the Merger.

The material terms of the chief financial officer’s agreement are: (i) base annual salary of $175,000; (ii) participation in our standard employee benefit plans; (iii) initial one time bonus of $30,000 for successful closing of Merger (iv) reimbursable expenses customarily given to Executives; (v) various bonuses related to performance metrics; (vi) other bonuses at the discretion of the board of directors and (vii) severance arrangements described below. If the Company terminates the chief financial officer’s employment agreement without cause, or if the chief financial officer terminates the agreement with good reason, each as defined in the agreement, the Company is obligated to pay the chief financial officer: (i) his annual salary and other benefits earned prior to termination, (ii) the greater of his annual salary for the remaining term of the agreement or his annual salary payable over one year, (iii) benefits for 12 months following the date of termination, and (iv) the right for 12 months from the date of termination to exercise all vested options granted to him prior to that time; provided that in the event the termination occurs within 120 days of the execution of an agreement which results in a change of control, as described below, vesting of all options will be accelerated and in the event the termination occurs outside of such 120 day period, all unvested options that would have vested had the chief financial officer’s employment agreement remained in force through the end of the initial term will be fully vested immediately prior to such termination. The agreement may be partially cancelable to the extent the Company does not raise a minimum of $2 million within 90 days of the Merger.

(9)    Commitments

In February 2007, the Company entered into a two year lease for its new principal offices. Monthly rent is $8,200 under this lease. Rent expense during the three and six months ended June 30, 2007 was $24,700 and $33,500, respectively.

Pursuant to the office lease agreement, total rental payments of $49,200 are due through December 31, 2007; total payments of $98,400 are due through December 31, 2008; and; total payments of $16,400 are due through December 31, 2009.

In February 2006, the Company entered into a one year lease for its principal offices. Monthly rent was $2,200 under this lease which expired February 2007. For the three and six months ended June 30, 2006, principal office lease expense under this lease amounted to $6,600 and $8,800, respectively.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of SFAS No.115, Accounting for Certain Investments in Debt and Equity Securities”, which applies to all entities with available-for-sale and trading securities. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, “Fair Value Measurements.” We plan to adopt SFAS No. 159 effective January 1, 2008. Management is in the process of determining the effect, if any, the adoption of SFAS No. 159 will have on the Company’s consolidated condensed financial statements.

(11)    Subsequent Events

Subsequent to June 30, 2007, the Company has received an additional $170,000 as part of the $4 million private placement (Note 3). As of August 14, 2007, the Company has received $930,000, in aggregate of the $4 million private placement entered into on April 3, 2007 and expects to complete the private placement during the third quarter of 2007. The offer and sale of the securities above were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Rule 506 promulgated under the Securities Act and in Section 4(2) and Section 4(6) of the Securities Act and/or Rule 506 of Regulation D.

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

This section should be read in conjunction with our condensed unaudited consolidated financial statements and the notes thereto, which are included elsewhere in this report, with the audited consolidated financial statements and related notes thereto as of December 31, 2006 and for the year ended December 31, 2006 included in our on Form 8-K/A Amendment No.3 filed with the Securities and Exchange Commission (“SEC”) on April 30, 2007 and with other company filings made with the SEC.

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

Business Overview

We produce destination websites that allow subscribers and other users to securely share calendars, photos, videos, message boards and history. Our proprietary website administration system, Qwik-Post™, and online video uploading system, Video-PostSM allow PC users to manage these “virtual family rooms” and provides a destination to display photo and video memories, discussions, and history.

We earn revenue primarily from subscriptions generated from monthly subscriptions for Website hosting services. The typical subscription agreement includes the usage of a personalized website and hosting services. Since beginning in July 2005, we developed our product, began operations and generated our first revenues. To date, we have generated 1,532 subscribers, have 2,704 users, and have transferred more than 515 gigabytes of consumer digital media across our systems. However, our revenues are not sufficient to cover our operating costs and expenses. During the six months ended June 30, 2007, the year ended December 31, 2006 and for the period from inception July 14, 2005 through December 31, 2005, our revenues were $39,000, $13,900 and $4,500, respectively. We are in the early phases of revenue generating activities and intend to market our product more aggressively upon completion of additional debt or equity financing. On January 30, 2007, we completed the Merger further described in Item 1. Note 2 Merger to assist us in raising additional working capital through equity or debt financing.

Current Conditions

Since the inception of our business in 2005, we have incurred significant losses.  We had incurred net losses of $1,301,400, $743,000 and $206,700 for the six months ended June 30, 2007, the year ended December 31, 2006 and for the period from inception July 14, 2005 through December 31, 2005, respectively. As of June 30, 2007, we had an accumulated deficit of approximately $2,251,000. We expect operating losses and negative cash flow to continue for the foreseeable future.  We anticipate that our losses will increase significantly from current levels because we expect to incur significant additional costs and expenses related to being a public company, brand development, advertising, marketing and promotional activities, as well as the employment of additional personnel as our business activities expand. Our ability to become profitable depends on our ability to generate new revenue and sustain substantially higher revenue while maintaining reasonable expense levels.  In particular, although we intend to increase significantly our spending on marketing and promotional activities, these efforts may not be effective in growing our brand, increasing our subscriber base or generating new revenues.  If we do not achieve profitability, we may not be able to continue our operations.

Since inception, we have operated and sustained ourselves primarily from cash generated through equity financings. During the period from inception, July 14, 2005, through December 31, 2005, we received working capital from our founder and chief executive officer in the amount of $168,000 and completed additional capital raising in the amount of $100,000 from the sale of common stock to an unrelated stockholder. Subsequent to December 31, 2005 through January 30, 2007, we have completed additional capital raising activities in the amount of $895,000 from further issuances of our common stock as well as receiving a cash advance from our chief executive officer in the amount of $50,000. Since January 30, 2007 through the date of this report, we have received $930,000 as part of a $4 million private placement (discussed further below). We intend to conduct additional capital raising activities subsequent to the Merger including the completion of our $4 million private placement and issuance of our common stock to increase the marketing of our product and increase revenue generating activities.

On April 3, 2007, we agreed to a $4 million private placement for the issuance of up to 2.5 million restricted common shares of the Company at $1.57 per share. As of June 30, 2007, we have received $760,000 of the $4 million private placement and we expect to complete the private placement during the third quarter of 2007, although we have no assurance that such financing will be completed. The offer and sale of the securities above were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Rule 506 promulgated under the Securities Act and in Section 4(2) and Section 4(6) of the Securities Act and/or Rule 506 of Regulation D.

Going Concern

We have not established sufficient sources of revenue to cover our operating costs and, as such, we have incurred operating losses since inception. Further, as of June 30, 2007, our cash resources were insufficient to meet our current working capital needs and on going business plan. These and other factors raise substantial doubt about our ability to continue as a going concern. The report of the independent registered public accounting firm accompanying the audit of our financial statements for the year ended December 31, 2006, as filed in our report on Form 8-K/A Amendment No. 3, filed with the SEC, on April 30, 2007, contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern because of our operating losses and our need for additional capital.  Such doubt could make it more difficult for us to raise additional capital and may materially and adversely affect the terms of any financing that we may obtain. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of us to continue as a going concern.

Results of Operations

Three Months Ended June 30, 2007 Compared To Three Months Ended June 30, 2006

Total revenue was $26,800 and $1,900 for the three months ended June 30, 2007 and 2006, respectively, representing an increase of $24,900 or 1,310%. The increase was due to an increase in subscription revenues of $14,900 or 784% during the three months ended June 30, 2007 as compared to an increase of $1,900 during the same period last year and increased professional services of $10,000 during the three months ended June 30, 2007 as compared to no increase during the same period last year.

Subscription revenues for the three months ended June 30, 2007 was $16,800 as compared to $1,900 during the same period last year. Subscription revenue increased $14,900 due to an increase in our customers to 1,152 subscribers as of June 30, 2007 from 51 subscribers as of June 30, 2006. The increase in subscriptions was due to additional marketing activities performed during the three months June 30, 2007 as compared to the same period last year. The Company was formed in July 2005 and revenue generating activities had just started in late 2005, as such, subscription revenues were just in the beginning stages during the beginning of 2006. As we continued marketing activities and promotions, subscription revenues continued to increase through June 30, 2007.

Professional services revenues for the three months ended June 30, 2007 was $10,000 as compared to none during the same period last year. The increase was due to us providing custom website design services under a contract entered into on May 15, 2007 with a company which is a related party (see Item 1. Note 6 above for further discussion). There were no such services rendered during the same period last year. The contract calls for services of $20,000 in aggregate, which we expect to complete in the third quarter of 2007. We are in negotiations to further extend our agreement, however, as of the date of this report, we have not renewed or amended the contract and as a result, the $20,000 of aggregate revenue is non-recurring at this time.

Total cost of revenue was $17,000 and $1,900 for the three months ended June 30, 2007 and 2006, respectively, representing an increase of $15,100 or 794%. The increase was due to an increase in subscription cost of revenues of $ 8,700 or 457% during the three months ended June 30, 2007 as compared to an increase of $1,900 during the same period last year and increased cost of professional services revenue of $6,400 during the three months ended June 30, 2007 as compared to no increase during the same period last year.

The increase in cost of subscription revenues for the three months ended June 30, 2007 as compared to the same period last year is due to primarily having an increase in subscription sales. Cost of subscription revenues for the three months ended June 30, 2007 were mostly derived from hosting and setup services incurred from website services provided to our subscribers.

The increase in cost of professional services revenues for the three months ended June 30, 2007 as compared to the same period last year is due to having provided professional services during the three months ended June 30, 2007 whereas there were no such services provided during the same period last year.

Sales and marketing expense was $196,200 and $53,100 for the three months ended June 30, 2007 and 2006, respectively, representing an increase of $143,100 or 269%. The increase was primarily due to higher amounts of sales and marketing activities and promotions during the three months ended June 30, 2007 as compared to the same period last year. An increase in media advertising of $44,500 and an increase in marketing salaries of $98,500 related to the addition of new marketing personnel primarily contributed to the overall increase in sales and marketing expense.

General and administrative expense was $340,200 and $123,300 for the three months ended June 30, 2007 and 2006, respectively, representing an increase of $216,900 or 175%. The increase was primarily due to increased staff personnel in the amount of $119,000, increased public company expenses of $42,900 and increased office space related expenses of $7,400.

Six Months Ended June 30, 2007 Compared To Six Months Ended June 30, 2006

Total revenue was $39,000 and $1,900 for the six months ended June 30, 2007 and 2006, respectively, representing an increase of $37,100 or 1,953%. The increase was due to an increase in subscription revenues of $27,100 or 1,426% during the six months ended June 30, 2007 as compared to an increase of $1,900 during the same period last year and increased professional services of $10,000 during the six months ended June 30, 2007 as compared to no increase during the same period last year.

Subscription revenues for the six months ended June 30, 2007 were $29,000 as compared to $1,900 during the same period last year. Subscription revenue increased $27,100 due to an increase in our customers to 1,152 subscribers as of June 30, 2007 from 51 subscribers as of June 30, 2006. The increase in subscriptions was due to additional marketing activities performed during the six months June 30, 2007 as compared to the same period last year. The Company was formed in July 2005 and revenue generating activities had just started in late 2005, as such, subscription revenues were just in the beginning stages during the beginning of 2006. As we continued marketing activities and promotions, subscription revenues continued to increase through June 30, 2007.

Professional services revenues for the six months ended June 30, 2007 were $10,000 as compared to none during the same period last year. The increase was due to us providing custom website design services under a contract entered into on May 15, 2007 with a company which is a related party (see Item 1. Note 6 above for further discussion). There were no such services rendered during the same period last year. The contract calls for services of $20,000 in aggregate, which we expect to complete in the third quarter of 2007. We are in negotiations to further develop the website pages, yet, as of the date of this report, we have not renewed or amended the contract and as a result, the $20,000 of aggregate revenue are non-recurring at this time.

Total cost of revenue was $22,300 and $3,900 for the six months ended June 30, 2007 and 2006, respectively, representing an increase of $18,400 or 472%. The increase was due to an increase in subscription cost of revenues of $12,000 or 307% during the six months ended June 30, 2007 as compared to an increase of $3,900 during the same period last year and increased cost of professional services revenue of $6,400 during the six months ended June 30, 2007 as compared to no increase during the same period last year.

The increase in cost of subscription revenues for the six months ended June 30, 2007 as compared to the same period last year is due to primarily having increase subscription sales. Cost of subscription revenues for the six months ended June 30, 2007 were derived from hosting and setup services incurred from website services provided to our subscribers.

The increase in cost of professional services revenues for the six months ended June 30, 2007 as compared to the same period last year is due to having provided professional services during the six months ended June 30, 2007 where as there were no such services provided during the same period last year.

Sales and marketing expense was $302,300 and $78,300 for the six months ended June 30, 2007 and 2006, respectively, representing an increase of $224,000 or 286%. The increase was primarily due to higher amounts of sales and marketing activities and promotions during the six months ended June 30, 2007 as compared to the same period last year. An increase in media advertising of $78,600 and an increase in marketing salaries of $138,500 related to the addition of new marketing personnel also contributed to the overall increase in sales and marketing expense.

General and administrative expense was $1,013,000 and $233,900 for the six months ended June 30, 2007 and 2006, respectively, representing an increase of $779,100 or 333%. The increase was primarily due to increased staff personnel in the amount of $324,000, increased public company expenses of $125,900 and increased office space related expenses of $17,400. Also contributing to the change was the increase in non cash stock compensation expense. Included in general and administrative expense is non cash stock compensation expense of $247,500 and $29,600 for the six months ended June 30, 2007 and 2006, respectively, representing an increase of $217,900 or 736%. The increase is primarily due to a one-time expense of $210,600 associated with the vesting acceleration of options related to the Merger. As part of the Merger, in exchange for options to purchase 7,724,850 shares of Old TFP common stock, we issued to the holders thereof options to purchase an aggregate of 17,426,615 shares of DPI common stock under the terms and conditions of the Company’s 2007 incentive and nonstatutory stock option plan.  As part of the terms and conditions of the Old TFP option agreements, 50% of the options granted and outstanding just prior to the Merger fully vested and became exercisable as a result of the Merger transaction itself. As a result, 8,713,308 of the 17,426,615 options issued are fully vested and exercisable and we recorded a one-time expense in the amount of $210,600 during the six months ended June 30, 2007. There was no such one-time expense during the same period last year.

Liquidity and Capital Resources

At June 30, 2007, our cash and cash equivalents were $61,300, a decrease of $275,700 from $337,000 as of December 31, 2006. During the six months ended June 30, 2007, we received $760,000 as advance payments for a $4 million private placement (previously discussed above) and used approximately $915,300 during the same period for operations. Additionally, we used $83,700 of cash in the acquisition of property and equipment related to moving into our new offices in March 2007. Subsequent to June 30, 2007, we have received an additional $170,000 as part of the $4 million private placement. We intend to conduct additional capital raising activities subsequent to the Merger including the completion of our $4 million private placement and the issuance of our common stock to increase the marketing of our product and increase revenue generating activities. As of August 14, 2007, we have received $930,000 in aggregate of the $4 million private placement and we expect to complete the private placement during the third quarter of 2007, although we have no assurance that such financing will be completed.

Since inception, we have incurred losses and have had capital and stockholders’ deficits and limited cash to fund our operations.  Since inception through August 14, 2007, we have raised approximately $2.2 million through equity financing and have no other significant source of cash, except for an advance from stockholder of $50,000 obtained in November 2006 and unsecured line of credit in the amount of $20,000 obtained in December 2006. Although we expect to grow our revenues, they are not a significant source of cash at this time. Because we expect that revenues from operations will continue to be insufficient to meet our working capital needs, we likely will need to raise additional capital through equity or debt financings in the near future.  We cannot be certain that such capital will be available to us or whether such capital will be available on terms that are acceptable to us.  Such financing likely would be dilutive to existing stockholders and could result in significant financial and operating covenants that would negatively impact our business.  If we are unable to complete our $4 million private placement (discussed above) or to raise sufficient additional capital on acceptable terms, we will have insufficient funds to operate our business or pursue our planned growth.

This current report is not an offer to sell, or a solicitation of an offer to buy, any of our securities.

Off-Balance Sheet Arrangements

As of June 30, 2007, we had no off-balance sheet arrangements.

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

Revenue Recognition— Our subscription revenue is generated from monthly subscriptions for Website hosting services. The typical subscription agreement includes the usage of a personalized website and hosting services. The individual deliverables are not independent of each other and are not sold or priced on a standalone basis. Costs to complete the Website and ready it for the end customer are minimal and are expensed to cost of revenue as incurred. Upon the completion of a customers signup and initial hosting of the Website, the subscription is offered free of charge for a two week trial period during which the customer can cancel at anytime. In accordance with Staff Accounting Bulletin (SAB) No. 104, after the two week trial period has ended, revenue is recognized when all of the following conditions are satisfied: (1) there is persuasive evidence of an arrangement; (2) the service has been provided to the customer; (3) the amount of fees to be paid by the customer is fixed or determinable; and (4) the collection of our fees is probable. These criteria are met monthly as our service is provided on a month-to-month basis and collections are generally made in advance of the services. There is no provision for refunds as of June 30, 2007, as the Company’s historical refund experience has been minimal.

Customers signup and agree to purchase the website service on a monthly or annual basis, at the customer’s option. The monthly customers pay monthly in advance of the services and as the services are performed we recognize subscription revenue on a daily basis.

For annual customers, upon payment of a full year’s subscription service, the subscription revenue is recorded as deferred revenue in the accompanying balance sheet. As services are performed, we recognize subscription revenue ratably on a daily basis.

Professional services revenue is generated from custom website design services. Our professional services revenue from contracts for custom Website design is recorded using a proportional performance model based on labor hours incurred. The extent of progress toward completion is measured by the labor hours incurred as a percentage of total estimated labor hours to complete. Labor hours are the most appropriate measure to allocate revenue among reporting periods, as they are the primary input to the provision of our professional services.

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

Related Party Transactions

On May 15, 2007, the Company entered into an agreement with a company whereby its chief executive officer is also a related party of the Company pursuant to an advisory agreement and is also a member of our Board of Advisors. The agreement calls for the Company to provide custom web site pages for a total amount of $20,000, of which $10,000 was paid in June 2007. The remaining $10,000 is to be paid upon delivery of additional web site pages and expected to be completed during the third quarter of 2007.

On June 15, 2007, pursuant to a consulting agreement, the Company granted an option to purchase 75,000 shares of common stock of the Company to a consultant who is also a sibling of the chief executive officer of the Company.

As of June 30, 2007, the Company owed two officers $201,000 in aggregate. One of the officers is also the sole director, chief executive officer, president and principal stockholder of the Company and the other officer is the chief financial officer and also a stockholder (see Item 1. Note 6 for further discussion).

Commencing from March 1, 2006 through January 30, 2007, a stockholder of the Company also served as a consulting chief financial officer under a consulting agreement with a consulting firm owned by the stockholder. From January 1, 2007 to January 30, 2007, for consulting services rendered, the consulting firm received $11,700 cash proceeds. The consulting agreement also provides cash finder’s fees of 10% of any gross proceeds raised through an introduction made by the consultant and has been amended to provide for cash finder’s fees of 7.5%. During the six months ended June 30, 2007, the Company incurred $57,000 as financing costs of which $25,000 was paid to the consulting firm during the six months ended June 30, 2007 for finder’s fees owed to the consulting firm. As of June 30, 2007, the Company owes the consulting firm $32,000 for unpaid finder’s fees.

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

On January 30, 2007, the Company entered into executive employment agreements with its chief executive officer and chief financial officer. The agreements for the chief executive officer and chief financial officer have terms of five and two years, respectively. In connection with the Merger, the agreements were filed with the Securities and Exchange Commission on Form 8-K, dated January 30, 2007.

The material terms of the chief executive officer’s agreement are: (i) base annual salary of $210,000; (ii) participation in our standard employee benefit plans; (iii) initial one time bonus of $50,000 for successful closing of Merger; (iv) reimbursable expenses customarily given to Executives; (v) other bonuses at the discretion of the board of directors and (vi) severance arrangements described below. If the Company terminates the chief executive officer’s employment agreement without cause, or if the chief executive officer resigns for good reason, each as defined in the agreement, the Company is obligated to pay the chief executive officer the greater of his annual salary for the remaining term of the agreement or three years of his annual salary rate at the time of termination without cause or resignation for good reason, benefits for 24 months following the date of termination, and the right for 24 months from the date of termination to exercise all vested options granted to him prior to that time; provided that in the event the termination occurs within 120 days of the execution of an agreement which results in a change of control, as described below, vesting of all options will be accelerated and in the event the termination occurs outside of such 120 day period, all unvested options that would have vested had the chief executive officer’s employment agreement remained in force through the end of the initial term will be fully vested immediately prior to such termination. The agreement maybe partially cancelable to the extent the Company does not raise a minimum of $2 million within 90 days of the Merger.

The material terms of the chief financial officer’s agreement are: (i) base annual salary of $175,000; (ii) participation in our standard employee benefit plans; (iii) initial one time bonus of $30,000 for successful closing of Merger (iv) reimbursable expenses customarily given to Executives; (v) various bonuses related to performance metrics; (vi) other bonuses at the discretion of the board of directors and (vii) severance arrangements described below. If the Company terminates the chief financial officer’s employment agreement without cause, or if the chief financial officer terminates the agreement with good reason, each as defined in the agreement, the Company is obligated to pay the chief financial officer: (i) his annual salary and other benefits earned prior to termination, (ii) the greater of his annual salary for the remaining term of the agreement or his annual salary payable over one year, (iii) benefits for 12 months following the date of termination, and (iv) the right for 12 months from the date of termination to exercise all vested options granted to him prior to that time; provided that in the event the termination occurs within 120 days of the execution of an agreement which results in a change of control, as described below, vesting of all options will be accelerated and in the event the termination occurs outside of such 120 day period, all unvested options that would have vested had the chief financial officer’s employment agreement remained in force through the end of the initial term will be fully vested immediately prior to such termination. The agreement maybe partially cancelable to the extent the Company does not raise a minimum of $2 million within 90 days of the Merger.

Risk Factors

Information on risk factors can be found in “Item 2.01 Completion of Acquisition Or Disposition Of Assets” under the heading “Risk Factors” in our Report on Form 8-K/A Amendment No. 3, dated January 30, 2007, filed with the SEC on April 30, 2007 and in “Item 6. Management’s Plan of Operation” under the heading “Risks Related to Our Business” in our Annual Report on Form 10-KSB for the year ended December 31, 2006 filed with the SEC on March 31, 2007. There have been no material changes to our risk factors during the quarter ended June 30, 2007, other than discussed below.

We have experienced continued losses and expect to incur substantial net losses in the future.  If we do not achieve profitability, our financial condition and stock price could suffer.

Since the inception of our business in 2005, we have incurred significant losses and only began generating revenue during the second quarter of 2005.  For the three and six month periods ended June 30, 2007, we had incurred net losses of $528,600 and $1,301,400, respectively. For the year ended December 31, 2006 and for the period from inception July 14, 2005 to December 31, 2005, we had incurred net losses of $743,000 and $206,700, respectively. As of June 30, 2007, we had an accumulated deficit of approximately $2,251,000

We expect operating losses and negative cash flow from operations to continue for the foreseeable future.  We anticipate that our losses will increase significantly from current levels because we expect to incur additional costs and expenses related to being a public company, brand development, advertising, marketing and promotional activities, as well as the employment of additional personnel as our business expands.

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

There is no assurance of completion of the entire $4 million private placement.

On April 3, 2007, we agreed to a $4 million private placement for the issuance of up to 2.5 million restricted common shares of DPI at $1.57 per share. As August 14, 2007, we have received $930,000 of the $4 million private placement and we expect to complete the private placement during the third quarter of 2007, although we have no assurance that such financing will be completed. If we do not complete and raise the entire $4 million private placement or raise alternative capital, we will have insufficient funds to operate our business and continue our operations.

Item 3.  Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our exchange act reports is recorded, processed, summarized and reported within the time periods specified under the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives.  Our management, including our principal executive officer and our principal financial officer, does not expect that our disclosure controls or procedures will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute assurance that the objectives of the control system are met. Further, the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within us have been detected.

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

PART II - Other Information

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During April 2007, we agreed to a $4 million private placement for the issuance of up to 2,540,000 restricted common shares at $1.57 per share. As of August 14, 2007, we have received $930,000 of the $4 million private placement and we expect to complete the private placement during the third quarter of 2007. The offer and sale of the securities above were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Rule 506 promulgated under the Securities Act and in Section 4(2) and Section 4(6) of the Securities Act and/or Rule 506 of Regulation D.

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

DIGITALPOST INTERACTIVE, INC. (Registrant)

August 14, 2007	/s/ Michael Sawtell
Michael Sawtell
Chief Executive Officer, President, and Sole Director

August 14, 2007	/s/ Steven Dong
Steven Dong
Chief Financial Officer