Form 10QSB
period 2007-09-30
DigitalPost Interactive, Inc.
filed 2007-11-13
CIK 1321099

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒            QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal quarter ended September 30, 2007

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

Number of shares outstanding as of the close of business on November 12, 2007: 52,833,385

Transitional Small Business Disclosure Format (Check one): Yes ☐   No ☒

Item 1.

DIGITALPOST INTERACTIVE, INC.
CONDENSED CONSOLIDATED
BALANCE SHEET
(Unaudited)

September 30, 2007
Assets
Current assets
Cash and cash equivalents	$20,500
Total current assets	20,500
Property and equipment, net	67,000
Web site development costs, net	103,400
Other assets	8,400
Total assets	$199,300

Liabilities and Stockholders' Deficit
Current liabilities
Accounts payable	$35,600
Accrued expenses	107,200
Deferred revenue	34,700
Due to stockholders	272,700
Total liabilities, all current	450,200
Commitments and contingencies (Notes 3, 8, 9 and 11)

Stockholders’ deficit
Preferred Stock, $.001; 20,000,000
shares authorized; no shares
issued and outstanding	-

Common Stock, $.001 par value; 480,000,000
shares authorized; 52,833,385
shares issued and outstanding	52,800

Additional paid-in capital	1,439,400
Common stock subscription	1,090,000
Accumulated deficit	(2,833,100)
Stockholders’ deficit	(250,900)
Total liabilities and stockholders’ deficit	$199,300

The accompanying notes to condensed consolidated financial statements are an integral part of this balance sheet.

DIGITALPOST INTERACTIVE, INC.
CONDENSED CONSOLIDATED
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30, 2007	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006
Revenues:
Subscriptions	$26,300	$4,200	$54,900	$5,800
Professional services	10,000	-	20,000	-
Total Revenue	36,300	4,200	74,900	5,800

Cost of Revenues:
Subscriptions	11,800	1,400	27,700	5,000
Professional services	1,100	-	7,500	-
Total Cost of Revenue	12,900	1,400	35,200	5,000

Gross Profit	23,400	2,800	39,700	800

Operating expenses:
Research and development	91,900	24,400	282,100	51,500
Sales and marketing	175,900	49,600	467,000	134,000
General and administrative	337,600	126,500	1,174,700	327,100

Total operating expenses	605,400	200,500	1,923,800	512,600

Loss from operations	(582,000)	(197,700)	(1,884,100)	(511,800)

Other (expenses) income, net	-	(200)	700	(200)

Net loss	$(582,000)	$(197,900)	$(1,883,400)	$(512,000)

Weighted average outstanding shares	52,833,385	72,800,000	55,108,992	68,441,176

Basic and diluted loss per share	$(0.011)	$(0.003)	$(0.034)	$(0.007)

 The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

DIGITALPOST INTERACTIVE, INC.
CONDENSED CONSOLIDATED
STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006
Cash flows from operating activities
Net loss	$(1,883,400)	$(512,000)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation and amortization	39,400	25,400
Non-cash stock-based compensation	339,100	49,300
Finders fees and additional accrued compensation due to stockholders	143,600	-
Changes in operating assets and liabilities:
Other assets	(7,800)	5,000
Accounts payable	(2,100)	(12,500)
Accrued expenses	74,600	11,700
Deferred revenue	26,500	3,600
Net cash used by operating activities	(1,270,100)	(429,500)
Cash flows from investing activities
Acquisition of property and equipment	(56,200)	(5,600)
Web site development costs	(43,200)	-
Net cash used by investing activities	(99,400)	(5,600)
Cash flows from financing activities
Proceeds from common stock subscriptions	1,090,000	525,000
Financing cost	(27,000)	(27,500)
Due to stockholders	(27,000)	(3,800)
Cash provided by line of credit	17,000	-
Net cash provided by financing activities	1,053,000	493,700
Net (decrease) increase in cash and cash equivalents	(316,500)	58,600
Cash and cash equivalents, beginning of period	337,000	37,700
Cash and cash equivalents, end of period	$20,500	$96,300

Supplemental disclosures:
Cash paid for income taxes	$1,600	$-
Cash paid for interest	$900	$-
Supplemental disclosures of non cash activities:
Finders fees and additional compensation due to stockholders accrued	$143,500	$-

The accompanying notes to condensed consolidated financial statements are an integral part of these statements.

DIGITALPOST INTERACTIVE, INC.
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.           BASIS OF PRESENTATION, ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Merger

Prior to January 30, 2007, the Company was known as HomAssist Corporation, a Nevada corporation (“HomAssist”).  On January 30, 2007, the Company acquired The Family Post, Inc, a privately held California corporation ("Old TFP"). Immediately following the Merger (as defined below in Note 2), the Company changed its name to DigitalPost Interactive, Inc. (“DPI”, 'we" or the “Company”) and began operating Old TFP’s business of internet content sharing as its operating subsidiary ("New TFP").

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

As discussed further below in Note 2, immediately following the Merger, there were 52,833,385 shares of DPI common stock outstanding, of which the pre-Merger stockholders of Old TFP owned approximately 70.4% and the pre-Merger stockholders of HomAssist owned approximately 29.6%. As a result, Old TFP has been treated as the acquiring company for accounting purposes.  The Merger has been accounted for as a reverse acquisition in accordance with generally accepted accounting principles in the United States of America, or “U.S. GAAP.”  Reported results of operations of the combined group after completion of the transaction reflects Old TFP’s operations.

In the opinion of management, all adjustments, including normal recurring adjustments, considered necessary for a fair presentation have been included. The accompanying condensed unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company included in the Company’s 2006 Form 10-KSB and Form 8-K/A Amendment No. 3. Operating results for the three-month period and nine-month period ended September 30, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2007.

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

Web Site Development Costs

Under Emerging Issues TaskForce Statement 00-2, Accounting for Web Site Development Costs (“EITF 00-2”), costs and expenses incurred during the planning and operating stages of the Company’s web site are expensed as incurred. Under EITF 00-2, costs incurred in the web site application and infrastructure development stages are capitalized by the Company and amortized to expense over the web site’s estimated useful life or period of benefit. As of September 30, 2007, the Company had capitalized approximately $103,400, net of accumulated amortization related to its web site development.

Research and Development Costs

The Company expenses research and development costs as incurred.

Revenue Recognition

The Company’s subscription revenues are generated from monthly subscriptions for web site hosting services. The typical subscription agreement includes the usage of a personalized web site and hosting services. The individual deliverables are not independent of each other and are not sold or priced on a standalone basis. Costs to complete the web site and prepare it for the use of an end customer are minimal, and are expensed to cost of revenues as incurred. Upon the completion of a customer’s signup and initial hosting of the web site, the subscription is offered free of charge for a two week trial period during which the customer can cancel at anytime. In accordance with SAB No. 104, after the two week trial period has ended, revenue is recognized when all of the following conditions are satisfied: (1) there is persuasive evidence of an arrangement; (2) the service has been provided to the customer; (3) the amount of fees to be paid by the customer is fixed or determinable; and (4) the collection of the Company’s fees is probable. These criteria are met monthly as the Company’s service is provided on a month-to-month basis, and collections are generally made in advance of the services. There is no provision for refunds as of September 30, 2007, as the Company’s historical refund experience has been minimal.

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

Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Due to the anti-dilutive nature of the Company’s stock options, there is no effect on the calculation of weighted average shares for diluted net loss per common share. As a result, the basic and diluted net losses attributable per common share amounts are identical. 11,545,442 shares of potentially dilutive securities have been excluded for each of the three and nine month periods ended September 30, 2007 because their effect was anti-dilutive. 13,415,046 shares of potentially dilutive securities have been excluded for each of the three and nine month periods ended September 30, 2006 because their effect was anti-dilutive.

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

During the three and nine months ended September 30, 2007, the Company recognized employee stock option expense of approximately $91,200 and $339,100, respectively.  Of the $91,200 expense recognized, $9,000 was recorded as research and development expense and $82,200 was recorded to general and administrative expense; and; of the $339,100 expense recognized, $33,000 was recorded as research and development expense and $306,100 was recorded to general and administrative expense.

During the three and nine months ended September 30, 2006, the Company recognized employee stock option expense of approximately $25,700 and $49,300, respectively. Of the $25,700 expense recognized, $4,000 was recorded as research and development expense and $21,700 was recorded to general and administrative expense; and; of the $49,300 expense recognized, $11,000 was recorded as research and development expense and $38,300 was recorded to general and administrative expense.

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of September 30, 2007, the carrying value of accounts payable, loans from stockholders, and accrued liabilities approximated fair value due to the short-term nature and maturity of these instruments.

Concentration of Risk

As of September 30, 2007, the Company maintained its cash account at one commercial bank. The cash balance at September 30, 2007, did not exceed the FDIC coverage limit.

Advertising

Advertising and promotion costs are charged to operations when incurred. For the three and nine months ended September 30, 2007, advertising and promotion costs amounted to $16,400 and $119,300, respectively. For the three and nine months ended September 30, 2006, advertising and promotion costs amounted to $16,900, and $42,500, respectively.

Impairment of Long-Lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives when events or circumstances lead management to believe that the carrying value of an asset may not be recoverable. For the three and nine months ended September 30, 2007 and 2006 no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

Estimates

The condensed consolidated financial statements are prepared on the basis of accounting principles generally accepted in the United States of America. The preparation of consolidated condensed financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of September 30, 2007, and expenses for the three and nine months ended September 30, 2007 and 2006. Actual results could differ from those estimates made by management.

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

2.           MERGER

Prior to January 25, 2007, the Company was known as HomAssist.  On January 30, 2007, HomAssist acquired Old TFP, pursuant to an agreement and plan of merger, dated as of January 16, 2007, as amended (the “Merger Agreement”), by and among HomAssist, Old TFP and our wholly-owned subsidiary (“Merger Sub”), providing for the merger of Merger Sub and Old TFP, with the Merger Sub being the surviving corporation as our wholly-owned subsidiary (the “Merger”).  Immediately following the Merger, HomAssist changed its name to DigitalPost Interactive, Inc., the Merger Sub changed its name to The Family Post, Inc. (“New TFP”), and the Company began operating New TFPs business of internet content sharing.

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

3.           GOING CONCERN AND MANAGEMENT’S PLANS

During the period ended December 31, 2005, the Company was incorporated, received working capital from its chief executive officer and principal stockholder in the amount of $168,000, and completed additional capital formation activities to raise $100,000 from the sale of common stock. Subsequent to December 31, 2005, through January 30, 2007, the Company completed additional capital formation activities, and raised an aggregate amount of $895,000 from the sale of its common stock. On January 30, 2007, the Company completed the Merger (see further discussion in Note 2) to conduct additional capital formation activities through the issuance of its common stock as a source of capital to more aggressively market its products and services, and increase its revenue generating activities. On April 3, 2007, the Company agreed to a $4 million private placement for the issuance of up to 2.5 million restricted common shares of the Company at $1.57 per share. As of September 30, 2007, the Company had received $1,090,000 of the $4 million private placement and in October 2007 the Company received an additional $40,000 increasing total proceeds raised to $1,130,000 in aggregate of the $4 million private placement.  Subsequently, the Company closed the $4 million private placement offering as it did not expect to receive any additional proceeds.  In October 2007, the Company commenced a convertible debt financing ("Convertible Notes"), pursuant to which it had raised $767,000 as of November 12, 2007 (see Note 11 for further discussion). The Company expects to raise additional funds either through the sale of additional Convertible Notes, or other debt or equity financings during the fourth quarter of 2007.  The offer and sale of the securities above were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Rule 506 promulgated under the Securities Act and in Section 4(2) and Section 4(6) of the Securities Act and/or Rule 506 of Regulation D.

The accompanying consolidated condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate the continuation of the Company as a going concern. The Company has not established sufficient sources of revenue to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of September 30, 2007, the cash resources of the Company were insufficient to meet its current working capital needs and on going business plan. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated condensed financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

4.           PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

September 30, 2007

Computer equipment and software	$47,800
Furniture and fixtures	37,600
Less -accumulated depreciation and amortization	(18,400)
$67,000

5.           WEB SITE DEVELOPMENT COSTS

Web site development costs consisted of the following:

September 30, 2007

Website development costs	$162,100
Less -accumulated amortization	(58,700)
$103,400

6.           DUE TO STOCKHOLDERS

As of September 30, 2007, $125,700 was due to an officer of the Company and principal stockholder. The amount due to the officer was partially generated from the officer’s deferred salary. During the period from inception, July 14, 2005 through January 31, 2006, and for the first two weeks of August 2007, the Company deferred the officer’s salary, which amounted to $52,500. In November 2006, the officer also made an advance to the Company for $50,000 cash which is due December 8, 2007, bears interest at 10% and has $4,100 interest due at September 30, 2007.  During the nine months ended September 30, 2007, pursuant to an employment agreement with the officer, the Company accrued $50,000 additional compensation expense.  In August 2007, the officer also made another advance to the Company for $19,000 cash which $2,000 was repaid in September 2007 and $17,000 was repaid in October 2007.  During the nine months ended September 30, 2007, $22,900 of the deferred salary was paid, $25,000 of the additional compensation expense was paid and in October 2007, $53,000 was paid as repayment for the $50,000 advance and $3,000 of interest.

As of September 30, 2007, $147,000 was due to another officer of the Company who also is a stockholder. The amount due to the officer was partially generated from an agreement with a consulting firm owned by the officer. During the nine months ended September 30, 2007, pursuant to the consulting agreement, the Company accrued $81,700 as a finder’s fee related to the $4 million private placement (see Note 3 and 7 for further discussion regarding the private placement). The amount due was also generated from an employment agreement with the officer, of which during the nine months ended September 30, 2007, the Company accrued $92,300 additional compensation expense, which included deferred salary for the first two weeks of August 2007.  During the nine months ended September 30, 2007, and in October 2007, $27,000 and $45,000, respectively, of the finders fee was paid to the consulting firm.  During the nine months ended September 30, 2007, no amounts of the $92,300 additional compensation was paid and in October 2007, the officer exchanged $45,000 of the $92,300 due for $45,000 of Convertible Notes (see Note 11 for further discussion regarding the Convertible Notes).

7.           STOCKHOLDERS’ EQUITY

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

Common Stock

Immediately following the Merger on January 30, 2007 and as of September 30, 2007, there were 52,833,385 shares of our common stock issued and outstanding and no shares of preferred stock issued and outstanding (see Note 2 for further discussion on the Merger).

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

Shares Issued Prior to the Merger

All references below in this section to shares of common stock are made on a post-Merger basis of Old TFP only:

During the period from July 15, 2005 (date of inception) through December 31, 2005, Old TFP issued 20,754,431 shares of restricted common stock to Old TFP's founder, Sole Director, Chief Executive Officer, and President for cash in the amount of $168,000.

During the fourth quarter of 2005, Old TFP issued 1,127,958 shares of restricted common stock for cash in the amount of $100,000.

During the first quarter of 2006, Old TFP issued 2,678,901 shares of restricted common stock for cash in the amount of $237,500.

During the second quarter of 2006, Old TFP issued 2,496,171 shares of restricted common stock for cash in the amount of $187,500.

During the third quarter of 2006, Old TFP issued 1,127,958 shares of restricted common stock for cash in the amount of $100,000.

During the fourth quarter of 2006, Old TFP issued 4,173,445 shares of restricted common stock for cash in the amount of $370,000.

During January 2007, Old TFP re-priced all common stock investor rounds made since July 14, 2005, the date of inception and cancelled related stock options issued with the investment. As a result, Old TFP issued an additional 4,419,979 shares of common stock to investors and cancelled options to purchase 7,162,534 shares of common stock. As part of the 4,419,979 new shares issued, 3,383,875 shares of the common stock were issued to the Chief Executive Officer and as part of the 7,162,534 options cancelled, 4,511,833 of which were held by the Chief Executive Officer and were cancelled as part of this transaction. As part of the 4,419,979 new shares issued, 132,702 shares were returned by the then Consulting Chief Financial Officer and as part of the 7,162,534 options cancelled, 225,592 options were held by the then Consulting Chief Financial Officer and were cancelled as part of this transaction.

Shares Issued in Connection with the Merger

As part of the Merger, the Company issued 37,173,385 shares of its common stock to the former stockholders of Old TFP in exchange for all of the issued and outstanding shares of common stock of Old TFP.  As part of the Merger, in exchange for options to purchase 7,724,850 shares of Old TFP common stock, the Company issued to the holders thereof options to purchase an aggregate of 17,426,615 shares of common stock under the same terms and conditions as the Old TFP Option Agreements.  As a result of the Merger, the former stockholders of Old TFP became holders of Company common stock, and holders of Old TFP options became holders of options to acquire shares of Company common stock.

Following the Merger, there were 52,833,385 shares of Company common stock outstanding, of which the pre-Merger stockholders of HomAssist owned approximately 29.6% and the pre-Merger stockholders of Old TFP owned approximately 70.4%.

Shares Issued After the Merger

During April 2007, the Company agreed to a $4 million private placement for the issuance of up to 2,540,000 restricted common shares at $1.57 per share.  As of November 12, 2007, the Company has received $1,130,000 of the $4 million private placement, $1,090,000 of which was received during the nine months ended September 30, 2007.  In October 2007, the Company closed the $4 million private placement and commenced the Convertible Note offering, pursuant to shich it had raised $767,000 (see Note 11 for further discussion). The offer and sale of the securities above were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Rule 506 promulgated under the Securities Act and in Section 4(2) and Section 4(6) of the Securities Act and/or Rule 506 of Regulation D.

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

The Plan reserves twenty five million (25,000,000) shares of the Company's common stock for issuance.

In accordance with the provisions of SFAS 123R, and for nonemployees, the measurement criteria of EITF 96-18, the Company recognized stock-based compensation expense of $339,500 for the nine months ended September 30, 2007, respectively. The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model. The expected volatility is based on industry comparables as the Company recently became a publicly held company. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected term of options granted is based on the remaining expected life of the option. The following weighted average assumptions were used for the options granted during the nine months ended September 30, 2007 and September 30, 2006:

	Nine Months Ended September 30,
	2007	2006
Expected volatility	45.0%	45.0%
Risk-free rate	4.2%	4.7%
Expected Term	4.5 years	4.5 years

A summary of stock option activity for the nine months ended September 30, 2007, is as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding as of December 31, 2006	-	-
Options assumed upon Merger	24,589,148	$.09
Granted	2,755,000	$.77
Cancelled	(10,095,226)	$.08
Outstanding as of September 30, 2007	17,248,922	$.19	4.4	$9,705,300

A summary of the status of the nonvested options for the nine months ended September 30, 2007 is presented below:

	Number of Shares	Weighted- Average Grant Date Fair Value
Nonvested as of December 31, 2006	-	$-
Options assumed upon Merger	19,674,357	$.09
Granted	2,755,000	$.77
Vested	(5,506,843)	$.09
Cancelled	(6,621,468)	$.06
Nonvested as of September 30, 2007	10,301,046	$.31

Information regarding the weighted-average remaining contractual life and weighted-average exercise price of options outstanding and options exercisable at September 30, 2007, for selected price ranges is as follows:

Options Outstanding	Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life(in Years)	Weighted Average Exercise Price per Share	Number Exercisable	Weighted Average Exercise Price per Share
$ 0.04 - .49	14,493,922	4.3	$ .08	6,947,876	$ .07
$ .50 - 1.20	2,755,000	4.6	$ .77	--	$ --
	17,248,922			6,947,876

As disclosed in Note 1, the Company applies SFAS No. 123R in accounting for its stock-based awards.

Warrants

Just prior to the Merger, there were no warrants to purchase HomAssist or Old TFP stock outstanding.

Effective January 30, 2007, as part of the Merger, the Company assumed a license agreement as amended which Old TFP entered into during 2006, part of which may obligate the Company to issue warrants to purchase its common stock at a future date, pending the achievement of certain milestones by the licensee. As of November 12, 2007, those milestones have not been met and no warrants have been issued. See Note 2 for further discussion on the Merger.

In conjunction with the $767,000 raised pursuant to the Convertible Notes commencing in October 2007, the Company issued warrants to purchase an aggregate of 1,917,500 shares of common stock of the Company at an exercise price of $0.50 per share that expire five years from the date of issuance (see Note 11 for further discussion).

In October 2007, pursuant to a financial advisory agreement, the Company issued warrants to purchase an aggregate of 350,000 shares of common stock of the Company at an exercise price of $0.02 per share that expire five years from the date of issuance.

8.           RELATED PARTY TRANSACTIONS

On May 15, 2007, the Company entered into an agreement with a company whereby its chief executive officer is also a related party of the Company pursuant to an advisory agreement and is also a member of our Board of Advisors. The agreement called for the Company to provide custom web site pages for a total amount of $20,000, of which the $20,000 was paid and recorded to revenue during the nine months ended September 30, 2007.

On June 15, 2007, pursuant to a consulting agreement, the Company granted an option to purchase 75,000 shares of common stock of the Company to a consultant who is also a sibling of the chief executive officer of the Company.

As of September 30, 2007 the Company owed two officers $272,700 in aggregate.  One of the officers is also the Sole Director, Chief Executive Oficer, President and principal stockholder of the Company and the other officer is Chief Financial Officer (see further discussion in Note 6).

Commencing from March 1, 2006 through January 30, 2007, a stockholder of the Company also served as Old TFP's consulting chief financial officer under a consulting agreement with a consulting firm owned by the stockholder. From January 1, 2007 to January 30, 2007, for consulting services rendered, the consulting firm received $11,700 cash proceeds. The consulting agreement also provides cash finder’s fees of 10% of any gross proceeds raised through an introduction made by the consultant and has been amended to provide for cash finder’s fees of 7.5%. During the nine months ended September 30, 2007, the Company incurred $81,700 as financing costs of which $27,000 was paid to the consulting firm during the nine months ended September 30, 2007 for finder’s fees owed to the consulting firm. As of September 30, 2007, the Company owes the consulting firm $54,700 for unpaid finder’s fees.   In October 2007, the Company paid $45,000 of the $54,700 due to the consulting firm.

During January 2007, Old TFP re-priced all common stock investor rounds made since inception, July 14, 2005, and cancelled related stock options issued with those investments. As a result, Old TFP issued an additional 4,419,979 shares of common stock to its investors and cancelled options to purchase 7,162,534 shares of common stock of Old TFP. As part of the 4,419,979 new shares issued, 3,383,875 shares of common stock were issued to the chief executive officer, and as part of the options to purchase 7,162,534 shares cancelled, 4,511,833 options were held by the chief executive officer, and were cancelled as part of this transaction. As part of the 4,419,979 new shares of common stock issued, 132,702 shares were returned back to Old TFP by the then consulting chief financial officer, and as part of the options to purchase 7,162,534 shares cancelled, 225,592 options were held by the then consulting chief financial officer, and were cancelled as part of the this transaction.

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

The material terms of the chief executive officer’s agreement are: (i) base annual salary of $210,000; (ii) participation in our standard employee benefit plans; (iii) initial one time bonus of $50,000 for successful closing of Merger; (iv) reimbursable expenses customarily given to executives; (v) other bonuses at the discretion of the board of directors and (vi) severance arrangements described below. If the Company terminates the chief executive officer’s employment agreement without cause, or if the chief executive officer resigns for good reason, each as defined in the agreement, the Company is obligated to pay the chief executive officer the greater of his annual salary for the remaining term of the agreement or three years of his annual salary rate at the time of termination without cause or resignation for good reason, benefits for 24 months following the date of termination, and the right for 24 months from the date of termination to exercise all vested options granted to him prior to that time; provided that in the event the termination occurs within 120 days of the execution of an agreement which results in a change of control, as described below, vesting of all options will be accelerated and in the event the termination occurs outside of such 120 day period, all unvested options that would have vested had the chief executive officer’s employment agreement remained in force through the end of the initial term will be fully vested immediately prior to such termination. The agreement is partially cancelable since the Company did not raise a minimum of $2 million within 90 days of the Merger, however, the Company does not expect to terminate the executive’s agreement as of the date of this report.

The material terms of the chief financial officer’s agreement are: (i) base annual salary of $175,000; (ii) participation in our standard employee benefit plans; (iii) initial one time bonus of $30,000 for successful closing of Merger (iv) reimbursable expenses customarily given to executives; (v) various bonuses related to performance metrics; (vi) other bonuses at the discretion of the board of directors and (vii) severance arrangements described below. If the Company terminates the chief financial officer’s employment agreement without cause, or if the chief financial officer terminates the agreement with good reason, each as defined in the agreement, the Company is obligated to pay the chief financial officer: (i) his annual salary and other benefits earned prior to termination, (ii) the greater of his annual salary for the remaining term of the agreement or his annual salary payable over one year, (iii) benefits for 12 months following the date of termination, and (iv) the right for 12 months from the date of termination to exercise all vested options granted to him prior to that time; provided that in the event the termination occurs within 120 days of the execution of an agreement which results in a change of control, as described below, vesting of all options will be accelerated and in the event the termination occurs outside of such 120 day period, all unvested options that would have vested had the chief financial officer’s employment agreement remained in force through the end of the initial term will be fully vested immediately prior to such termination. The agreement is partially cancelable since the Company did not raise a minimum of $2 million within 90 days of the Merger, however, the Company does not expect to terminate the executive’s agreement as of the date of this report.

9.           COMMITMENTS

In February 2007, the Company entered into a two year lease for its new principal offices. Monthly rent is $8,200 under this lease. Rent expense during the three and nine months ended September 30, 2007 was $24,700 and $65,600, respectively.

Pursuant to the office lease agreement, as of September 30, 2007 total remaining rental payments of $24,600 are due through December 31, 2007; total payments of $98,400 are due through December 31, 2008; and; total payments of $16,400 are due through December 31, 2009.

In February 2006, the Company entered into a one year lease for its principal offices. Monthly rent was $2,200 under this lease which expired February 2007. For the three and nine months ended September 30, 2006, principal office lease expense under this lease amounted to $6,600 and $8,800, respectively.

10.           RECENT ACCOUNTING PRONOUNCEMENTS

FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) in September 2006. FIN 48 defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. A tax position that meet the “more-likely-than-not” criterion shall be measured at the largest amount of benefit that is more than 50% likely of being realized upon ultimate settlement. FIN 48 applies to all tax positions accounted for under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“SFAS 109”). The Company adopted the provisions of FIN 48 as of January 1, 2007 and such adoption had no material impact on the Company’s consolidated financial position or results of operations.

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

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 123(R).” This statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multi-employer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets for a not-for-profit organization. This statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. This statement is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company has reviewed the pronouncement, and has determined it has no material impact on the Company’s consolidated financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of SFAS No.115, Accounting for Certain Investments in Debt and Equity Securities”, which applies to all entities with available-for-sale and trading securities. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, “Fair Value Measurements.” We plan to adopt SFAS No. 159 effective January 1, 2008. The Company has reviewed the pronouncement, and it does not expect the pronouncement to have any material impact on the Company’s consolidated financial position or results of operations.

11.           SUBSEQUENT EVENTS

As of September 30, 2007, the Company had received $1,090,000 of the $4 million private placement (Note 3) and in October 2007 the Company received an additional $40,000 increasing total proceeds raised to $1,130,000 in aggregate of the $4 million private placement.  Subsequently, the Company closed the $4 million private placement offering as it did not expect to receive any additional proceeds.  In turn, during October 2007, the Company commenced its Convertible Note offering with proceeds of $767,000 (see below for further discussion). The offer and sale of the securities above were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Rule 506 promulgated under the Securities Act and in Section 4(2) and Section 4(6) of the Securities Act and/or Rule 506 of Regulation D.

During October 2007, the Company commenced a private offering of its securities for the purpose of raising capital whereby it entered into Convertible Notes with nine accredited investors, one of which is the chief financial officer of the Company. As of November 12, 2007, pursuant to the terms of the offering, the investors purchased an aggregate of $767,000 of 8% senior secured convertible notes and were issued warrants to purchase shares of the Company’s common stock. The senior secured convertible notes are secured by the Company’s assets and are due two years from the date of each note.  Each senior secured convertible note holder has the right, at any time, to convert their note into shares of the Company’s common stock at a conversion ratio of one share of common stock for each $0.40 of principal amount of their note for a maximum potential aggregate of 1,917,500 shares of common stock; in addition, the investors were issued warrants to purchase an aggregate of 1,917,500 shares of common stock at an exercise price of $0.50 per share that expire five years from the date of issuance. In connection with this financing, a form of the Convertible Notes agreement was filed with the Securities and Exchange Commission on Form 8-K, dated October 4, 2007. The offer and sale of the securities underlying the Convertible Notes were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Sections 4(2) and Section 4(6) of the Securities Act of 1933 and/or Rule 506 of Regulation D adopted thereunder.

One of the five investors who entered into the Convertible Notes is the chief financial officer of the Company.  The Company owed the chief financial officer $92,300 as of September 30, 2007, of which, the chief financial officer exchanged $45,000 of the $92,300 due for $45,000 of Convertible Notes. As a result, $45,000 of the $767,000 notes issued were purchased by the chief financial officer and the Company received $722,000 net cash proceeds from the $767,000 Convertible Note financing.

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

Business Overview

We produce destination websites that allow subscribers and other users to securely share digital media, including photos, calendars, videos, message boards and history. Our proprietary website administration system, Qwik-Post™, and online video uploading system, Video-PostSM allow PC users to manage these “virtual family rooms” and provides a destination to display photo and video memories, discussions, and history.

We earn revenue primarily from subscriptions generated from monthly subscriptions for Website hosting services. The typical subscription agreement includes the usage of a personalized website and hosting services. Since beginning in July 2005, we developed our product, began operations and generated our first revenues. As of November 12, 2007, we have generated 2,388 subscribers, have 4,101 users, and have transferred more than 864 gigabytes of consumer digital media across our systems. However, our revenues are not sufficient to cover our operating costs and expenses. During the nine months ended September 30, 2007, the year ended December 31, 2006 and for the period from inception July 14, 2005 through December 31, 2005, our revenues were $74,900, $13,900 and $4,500, respectively. We are in the early phases of revenue generating activities and intend to market our product more aggressively upon completion of additional debt or equity financing. On January 30, 2007, we completed the Merger further described in Item 1. Note 2 to assist us in raising additional working capital through equity or debt financing.

Current Conditions

Since the inception of our business in 2005, we have incurred significant losses.  We incurred net losses of $1,883,400, $743,000 and $206,700 for the nine months ended September 30, 2007, the year ended December 31, 2006 and for the period from inception July 14, 2005 through December 31, 2005, respectively. As of September 30, 2007, we had an accumulated deficit of approximately $2,833,100. We expect operating losses and negative cash flow to continue for the foreseeable future.  We anticipate that our losses will increase significantly from current levels because we expect to incur significant additional costs and expenses related to being a public company, brand development, advertising, marketing and promotional activities, as well as the employment of additional personnel as our business activities expand. Our ability to become profitable depends on our ability to generate new revenue and sustain substantially higher revenue while maintaining reasonable expense levels.  In particular, although we intend to increase significantly our spending on marketing and promotional activities, these efforts may not be effective in growing our brand, increasing our subscriber base or generating new revenues.  If we do not achieve profitability, we may not be able to continue our operations.

Since inception, we have operated and sustained ourselves primarily from cash generated through equity and debt financings. During the period from inception, July 14, 2005, through December 31, 2005, we received working capital from our founder and chief executive officer in the amount of $168,000 and completed additional capital raising in the amount of $100,000 from the sale of common stock to an unrelated stockholder. Subsequent to December 31, 2005 through January 30, 2007, we have completed additional capital raising activities in the amount of $895,000 from further issuances of our common stock as well as receiving a cash advance from our chief executive officer in the amount of $50,000. Since January 30, 2007, we have received $1,130,000 as part of a $4 million private placement, of which $1,090,000 was received as of September 30, 2007. In October 2007, we did not expect to complete the entire $4 million private placement equity offering and commenced a new convertible debt offering for $767,000 (see Item 1 Note 11 for further discussion). We plan to use the proceeds of the most recent offering for marketing of our product, increasing revenue generating activities and for general working capital purposes.

In October 2007, along with raising $767,000 in sales of Convertible Notes (see Item 1 Note 11 for further discussion), we also closed our April 3, 2007, agreement for a $4 million private placement for the issuance of up to 2.5 million restricted common shares of the Company at $1.57 per share. We have received $1,130,000 in aggregate of the $4 million private placement, which $1,090,000 was received as of September 30, 2007. Since this offering was closed in October 2007 we will not receive any more proceeds from this offering.  In addition to the $767,000 in Convertible Notes, we plan to continue to raise capital by sales of Convertible Notes or additional private placement equity or debt offerings during the fourth quarter of 2007, although we have no assurance that such financings will be completed.  The offer and sale of the securities above were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Rule 506 promulgated under the Securities Act and in Section 4(2) and Section 4(6) of the Securities Act and/or Rule 506 of Regulation D.

Going Concern

We have not established sufficient sources of revenue to cover our operating costs and, as such, we have incurred operating losses since inception. Further, as of September 30, 2007, our cash resources were insufficient to meet our current working capital needs and on going business plan. These and other factors raise substantial doubt about our ability to continue as a going concern. The report of the independent registered public accounting firm accompanying the audit of our financial statements for the year ended December 31, 2006, as filed in our report on Form 8-K/A Amendment No. 3, filed with the SEC, on April 30, 2007, contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern because of our operating losses and our need for additional capital.  Such doubt could make it more difficult for us to raise additional capital and may materially and adversely affect the terms of any financing that we may obtain. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of us to continue as a going concern.

Results of Operations

Three Months Ended September 30, 2007 Compared To Three Months Ended September 30, 2006

Total revenue was $36,300 and $4,200 for the three months ended September 30, 2007 and 2006, respectively, representing an increase of $32,100 or 764%. The increase was due to an increase in subscription revenues of $22,100 or 526% during the three months ended September 30, 2007 as compared to an increase of $4,200 during the same period last year and increased professional services of $10,000 during the three months ended September 30, 2007 as compared to no increase during the same period last year.

Subscription revenues for the three months ended September 30, 2007 was $26,300 as compared to $4,200 during the same period last year. Subscription revenue increased $22,100 due to an increase in our customers to 1,940 subscribers as of September 30, 2007 from 150 subscribers as of September 30, 2006. The increase in subscriptions was due to additional marketing activities performed during the three months September 30, 2007 as compared to the same period last year. We were formed in July 2005 and revenue generating activities had just started in late 2005, as a result, subscription revenues were just in the beginning stages during the start of 2006. As we continued marketing activities and promotions, subscription revenues continued to increase through September 30, 2007.

Professional services revenues for the three months ended September 30, 2007 was $10,000 as compared to none during the same period last year. The increase was due to us providing custom website design services under a contract entered into on May 15, 2007 with a company which is a related party (see Item 1. Note 6 above for further discussion). There were no such services rendered during the same period last year. The contract called for services of $20,000 in aggregate and were completed in the third quarter of 2007. We have not renewed or amended the contract and as a result, the $20,000 of aggregate revenue is non-recurring at this time.

Total cost of revenue was $12,900 and $1,400 for the three months ended September 30, 2007 and 2006, respectively, representing an increase of $11,500 or 821%. The increase was due to an increase in subscription cost of revenues of $10,400 or 743% during the three months ended September 30, 2007 and increased cost of professional services revenue of $1,100 during the three months ended September 30, 2007.

The increase in cost of subscription revenues for the three months ended September 30, 2007 as compared to the same period last year is due to primarily having an increase in subscription sales. Cost of subscription revenues for the three months ended September 30, 2007 were mostly derived from hosting and setup services incurred from website services provided to our subscribers.

The increase in cost of professional services revenues for the three months ended September 30, 2007 as compared to the same period last year is due to having provided professional services during the three months ended September 30, 2007 whereas there were no such services provided during the same period last year.

Research and development expense was $91,900 and $24,400 for the three months ended September 30, 2007 and 2006, respectively, representing an increase of $67,500 or 277%. The increase was primarily due to higher amounts of research and development activities, including increased costs of hiring new development personnel in the amount of $42,300 during the three months ended September 30, 2007 as compared to the same period last year.

Sales and marketing expense was $175,900 and $49,600 for the three months ended September 30, 2007 and 2006, respectively, representing an increase of $126,300 or 255%. The increase was primarily due to higher amounts of sales and marketing activities and promotions during the three months ended September 30, 2007 as compared to the same period last year. An increase in media advertising of $52,100 and an increase in marketing salaries of $84,000 related to the addition of new marketing personnel primarily contributed to the overall increase in sales and marketing expense.

General and administrative expense was $337,600 and $126,500 for the three months ended September 30, 2007 and 2006, respectively, representing an increase of $211,100 or 167%. The increase was primarily due to increased staff personnel in the amount of $107,300, increased public company expenses of $15,900 and increased office space related expenses of $14,200.

Nine Months Ended September 30, 2007 Compared To Nine Months Ended September 30, 2006

Total revenue was $74,900 and $5,800 for the nine months ended September 30, 2007 and 2006, respectively, representing an increase of $69,100 or 1,191%. The increase was due to an increase in subscription revenues of $49,100 or 847% during the nine months ended September 30, 2007 as compared to an increase of $5,800 during the same period last year and increased professional services of $20,000 during the nine months ended September 30, 2007 as compared to no increase during the same period last year.

Subscription revenues for the nine months ended September 30, 2007 were $54,900 as compared to $5,800 during the same period last year. Subscription revenue increased $49,100 due to an increase in our customers to 1,940 subscribers as of September 30, 2007 from 150 subscribers as of September 30, 2006. The increase in subscriptions was due to additional marketing activities performed during the nine months September 30, 2007 as compared to the same period last year. We were formed in July 2005 and revenue generating activities had just started in late 2005, as such, subscription revenues were just in the beginning stages during the start of 2006. As we continued marketing activities and promotions, subscription revenues continued to increase through September 30, 2007.

Professional services revenues for the nine months ended September 30, 2007 were $20,000 as compared to none during the same period last year. The increase was due to us providing custom website design services under a contract entered into on May 15, 2007 with a company which is a related party (see Item 1. Note 6 above for further discussion). There were no such services rendered during the same period last year. The contract called for services of $20,000 in aggregate, which was completed in the third quarter of 2007. We have not renewed or amended the contract and as a result, the $20,000 of aggregate revenue is non-recurring at this time.

Total cost of revenue was $35,200 and $5,000 for the nine months ended September 30, 2007 and 2006, respectively, representing an increase of $30,200 or 604%. The increase was due to an increase in subscription cost of revenues of $22,700 or 454% during the nine months ended September 30, 2007 and increased cost of professional services revenue of $7,500 during the nine months ended September 30, 2007.

The increase in cost of subscription revenues for the nine months ended September 30, 2007 as compared to the same period last year is due to primarily having an increase in subscription sales. Cost of subscription revenues for the nine months ended September 30, 2007 were derived from hosting and setup services incurred from website services provided to our subscribers.

The increase in cost of professional services revenues for the nine months ended September 30, 2007 as compared to the same period last year is due to having provided professional services during the nine months ended September 30, 2007 where as there were no such services provided during the same period last year.

Research and development expense was $282,100 and $51,500 for the nine months ended September 30, 2007 and 2006, respectively, representing an increase of $230,600 or 448%. The increase was primarily due to higher amounts of research and development activities, including increased costs of hiring new development personnel in the amount of $151,100 during the nine months ended September 30, 2007 as compared to the same period last year.

Sales and marketing expense was $467,000 and $134,000 for the nine months ended September 30, 2007 and 2006, respectively, representing an increase of $333,000 or 249%. The increase was primarily due to higher amounts of sales and marketing activities and promotions during the nine months ended September 30, 2007 as compared to the same period last year. An increase in media advertising of $140,600 and an increase in marketing salaries of $222,500 related to the addition of new marketing personnel also contributed to the overall increase in sales and marketing expense.

General and administrative expense was $1,174,700 and $327,100 for the nine months ended September 30, 2007 and 2006, respectively, representing an increase of $847,600 or 259%. The increase was primarily due to increased staff personnel in the amount of $341,800, increased public company expenses of $168,700 and increased office space related expenses of $22,100. Also contributing to the change was the increase in non cash stock compensation expense. Included in general and administrative expense is non cash stock compensation expense of $306,100 and $38,300 for the nine months ended September 30, 2007 and 2006, respectively, representing an increase of $267,800 or 699%. The increase is primarily due to a one-time expense of $210,600 associated with the vesting acceleration of options related to the Merger. As part of the Merger, in exchange for options to purchase 7,724,850 shares of Old TFP common stock, we issued to the holders thereof options to purchase an aggregate of 17,426,615 shares of Company common stock under the terms and conditions of the Company’s 2007 incentive and nonstatutory stock option plan.  As part of the terms and conditions of the Old TFP option agreements, 50% of the options granted and outstanding just prior to the Merger fully vested and became exercisable as a result of the Merger transaction itself. As a result, 8,713,308 of the 17,426,615 options issued are fully vested and exercisable and we recorded a one-time expense in the amount of $210,600 during the nine months ended September 30, 2007. There was no such one-time expense during the same period last year.

Liquidity and Capital Resources

At September 30, 2007, our cash and cash equivalents were $20,500, a decrease of $316,500 from $337,000 as of December 31, 2006. During the nine months ended September 30, 2007, we received $1,090,000 as advance payments for a $4 million private placement (previously discussed above) and used approximately $1,270,100 during the same period for operations. Additionally, we used $56,200 of cash in the acquisition of property and equipment related to moving into our new offices in March 2007 and $43,200 of cash for the web site development costs.

Since inception, we have incurred losses and have had capital and stockholders’ deficits and limited cash to fund our operations.  Since inception through November 12, 2007, we have raised approximately $2.8 million through equity and debt financings and have no other significant source of cash, except for an advance from stockholder of $50,000 obtained in November 2006 and unsecured line of credit in the amount of $20,000 obtained in December 2006. Although we expect to grow our revenues, they are not a significant source of cash at this time. Because we expect that revenues from operations will continue to be insufficient to meet our working capital needs, we likely will need to raise additional capital through equity or debt financings in the near future.  We cannot be certain that such capital will be available to us or whether such capital will be available on terms that are acceptable to us.  Such financing likely would be dilutive to existing stockholders and could result in significant financial and operating covenants that would negatively impact our business.  If we are unable to complete additional financings or to raise sufficient additional capital on acceptable terms, we will have insufficient funds to operate our business or pursue our planned growth.

Subsequent Financing

During October 2007, we commenced a private offering of our securities for the purpose of raising capital whereby we entered into $767,000 Convertible Notes (see Item 1 Note 11 for further discussion). Pursuant to the terms of the offering, the investors purchased an aggregate of $767,000 of 8% senior secured convertible notes and were issued warrants to purchase shares of our common stock. The Convertible Notes are secured by our assets and are due in two years from the date of each note.  Each investor has the right, at any time, to convert their note into shares of our common stock at a conversion ratio of one share of common stock for each $0.40 of principal amount of their note for a maximum potential aggregate of 1,917,500 shares of common stock; in addition, the investors were issued warrants to purchase an aggregate of 1,917,500 shares of our common stock at an exercise price of $0.50 per share that expire five years from the date of issuance. In connection with this financing, a form of the Convertible Notes agreement was filed with the Securities and Exchange Commission on Form 8-K, dated October 4, 2007. The offer and sale of the securities underlying the Convertible Notes were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Sections 4(2) and Section 4(6) of the Securities Act of 1933 and/or Rule 506 of Regulation D adopted thereunder.

One of the investors who entered into the Convertible Notes offering is our chief financial officer.  We owed the chief financial officer $92,300 as of September 30, 2007, of which, the chief financial officer exchanged $45,000 of the $92,300 due for $45,000 of Convertible Notes. As a result, $45,000 of the $767,000 notes issued were purchased by the chief financial officer and we received $722,000 net cash proceeds from the $767,000 Convertible Note financing.

In October 2007, along with the Convertible Note offering, we closed our April 3, 2007, agreement for a $4 million private placement for the issuance of up to 2.5 million restricted common shares of the Company at $1.57 per share. As of November 12, 2007 we have received $1,130,000 of the $4 million private placement, which $1,090,000 was received as of September 30, 2007. Since this offering was closed in October 2007 we will not receive any more proceeds from this offering. The offer and sale of the securities above were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Rule 506 promulgated under the Securities Act and in Section 4(2) and Section 4(6) of the Securities Act and/or Rule 506 of Regulation D.

In addition to the Convertible Note financing, we intend to conduct additional capital raising activities seeking additional private financings through the issuance of our common stock or issuance of debt instruments to increase our required working capital, increase the marketing of our product and increase revenue generating activities. We plan to complete additional private placement offerings during the fourth quarter of 2007, although we have no assurance that such financing will be completed.

This report is not an offer to sell, or a solicitation of an offer to buy, any of our securities.

Off-Balance Sheet Arrangements

As of September 30, 2007, we had no off-balance sheet arrangements.

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

Revenue Recognition— Our subscription revenue is generated from monthly subscriptions for Website hosting services. The typical subscription agreement includes the usage of a personalized website and hosting services. The individual deliverables are not independent of each other and are not sold or priced on a standalone basis. Costs to complete the Website and ready it for the end customer are minimal and are expensed to cost of revenue as incurred. Upon the completion of a customer’s signup and initial hosting of the Website, the subscription is offered free of charge for a two week trial period during which the customer can cancel at anytime. In accordance with Staff Accounting Bulletin (SAB) No. 104, after the two week trial period has ended, revenue is recognized when all of the following conditions are satisfied: (1) there is persuasive evidence of an arrangement; (2) the service has been provided to the customer; (3) the amount of fees to be paid by the customer is fixed or determinable; and (4) the collection of our fees is probable. These criteria are met monthly as our service is provided on a month-to-month basis and collections are generally made in advance of the services. There is no provision for refunds as of September 30, 2007, as the Company’s historical refund experience has been minimal.

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

Recently Issued Accounting Standards

In September 2006, the FASB issued SFAS Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB No. 109. The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006, and we adopted FIN 48 on January 1, 2007. There was no material impact to our consolidated financial position or results of operations.

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

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 123(R).” This statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multi-employer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets for a not-for-profit organization. This statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. We have reviewed the pronouncement, and we have determined it has no material impact on our consolidated financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - including an amendment of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities”, which applies to all entities with available-for-sale and trading securities. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided that the entity also elects to apply the provisions of FASB Statement No. 157, Fair Value Measurements. We plan to adopt SFAS No. 159 effective January 1, 2008. We have reviewed the pronouncement, and we do not expect it to have any material impact on our consolidated financial position or results of operations.

Related Party Transactions

On May 15, 2007, the Company entered into an agreement with a company whereby its chief executive officer is also a related party of the Company pursuant to an advisory agreement and is also a member of our Board of Advisors. The agreement calls for the Company to provide custom web site pages for a total amount of $20,000, of which the $20,000 was paid and recorded to revenue during the nine months ended September 30, 2007.

On September 15, 2007, pursuant to a consulting agreement, the Company granted an option to purchase 75,000 shares of common stock of the Company to a consultant who is also a sibling of the chief executive officer of the Company.

As of September 30, 2007 the Company owed two officers $272,700 in aggregate.  One of the officers is also the Sole Director, Chief Executive Oficer, President and principal stockholder to the Company and the other office is Chief Financial Officer (see Item 1 Note 6 for further discussion).

Commencing from March 1, 2006 through January 30, 2007, a stockholder of the Company also served as Old TFP's consulting chief financial officer under a consulting agreement with a consulting firm owned by the stockholder. From January 1, 2007 to January 30, 2007, for consulting services rendered, the consulting firm received $11,700 cash proceeds. The consulting agreement also provides cash finder’s fees of 10% of any gross proceeds raised through an introduction made by the consultant and has been amended to provide for cash finder’s fees of 7.5%. During the nine months ended September 30, 2007, the Company incurred $81,700 as financing costs of which $27,000 was paid to the consulting firm during the nine months ended September 30, 2007 for finder’s fees owed to the consulting firm. As of September 30, 2007, the Company owes the consulting firm $54,700 for unpaid finder’s fees.   In October 2007, the Company paid $45,000 of the $54,700 due to the consulting firm.

During January 2007, Old TFP re-priced all common stock investor rounds made since inception, July 14, 2005, and cancelled related stock options issued with those investments. As a result, Old TFP issued an additional 4,419,979 shares of common stock to its investors and cancelled options to purchase 7,162,534 shares of common stock of Old TFP. As part of the 4,419,979 new shares issued, 3,383,875 shares of common stock were issued to the chief executive officer, and as part of the options to purchase 7,162,534 shares cancelled, 4,511,833 options were held by the chief executive officer, and were cancelled as part of this transaction. As part of the 4,419,979 new shares of common stock issued, 132,702 shares were returned back to Old TFP by the then consulting chief financial officer, and as part of the options to purchase 7,162,534 shares cancelled, 225,592 options were held by the then consulting chief financial officer, and were cancelled as part of the this transaction.

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

The material terms of the chief executive officer’s agreement are: (i) base annual salary of $210,000; (ii) participation in our standard employee benefit plans; (iii) initial one time bonus of $50,000 for successful closing of Merger; (iv) reimbursable expenses customarily given to executives; (v) other bonuses at the discretion of the board of directors and (vi) severance arrangements described below. If the Company terminates the chief executive officer’s employment agreement without cause, or if the chief executive officer resigns for good reason, each as defined in the agreement, the Company is obligated to pay the chief executive officer the greater of his annual salary for the remaining term of the agreement or three years of his annual salary rate at the time of termination without cause or resignation for good reason, benefits for 24 months following the date of termination, and the right for 24 months from the date of termination to exercise all vested options granted to him prior to that time; provided that in the event the termination occurs within 120 days of the execution of an agreement which results in a change of control, as described below, vesting of all options will be accelerated and in the event the termination occurs outside of such 120 day period, all unvested options that would have vested had the chief executive officer’s employment agreement remained in force through the end of the initial term will be fully vested immediately prior to such termination. The agreement is partially cancelable since the Company did not raise a minimum of $2 million within 90 days of the Merger, however, the Company does not expect to terminate the executive’s agreement as of the date of this report.

The material terms of the chief financial officer’s agreement are: (i) base annual salary of $175,000; (ii) participation in our standard employee benefit plans; (iii) initial one time bonus of $30,000 for successful closing of Merger (iv) reimbursable expenses customarily given to executives; (v) various bonuses related to performance metrics; (vi) other bonuses at the discretion of the board of directors and (vii) severance arrangements described below. If the Company terminates the chief financial officer’s employment agreement without cause, or if the chief financial officer terminates the agreement with good reason, each as defined in the agreement, the Company is obligated to pay the chief financial officer: (i) his annual salary and other benefits earned prior to termination, (ii) the greater of his annual salary for the remaining term of the agreement or his annual salary payable over one year, (iii) benefits for 12 months following the date of termination, and (iv) the right for 12 months from the date of termination to exercise all vested options granted to him prior to that time; provided that in the event the termination occurs within 120 days of the execution of an agreement which results in a change of control, as described below, vesting of all options will be accelerated and in the event the termination occurs outside of such 120 day period, all unvested options that would have vested had the chief financial officer’s employment agreement remained in force through the end of the initial term will be fully vested immediately prior to such termination. The agreement is partially cancelable since the Company did not raise a minimum of $2 million within 90 days of the Merger, however, the Company does not expect to terminate the executive’s agreement as of the date of this report.

Risk Factors

Information on risk factors can be found in “Item 2.01 Completion of Acquisition Or Disposition Of Assets” under the heading “Risk Factors” in our Report on Form 8-K/A Amendment No. 3, dated January 30, 2007, filed with the SEC on April 30, 2007 and in “Item 6. Management’s Plan of Operation” under the heading “Risks Related to Our Business” in our Annual Report on Form 10-KSB for the year ended December 31, 2006 filed with the SEC on March 31, 2007. There have been no material changes to our risk factors during the quarter ended September 30, 2007, other than discussed below.

We have experienced continued losses and expect to incur substantial net losses in the future.  If we do not achieve profitability, our financial condition and stock price could suffer.

Since the inception of our business in 2005, we have incurred significant losses and only began generating revenue during the second quarter of 2005.  For the three and nine month periods ended September 30, 2007, we had incurred net losses of $582,000 and $1,883,400, respectively. For the year ended December 31, 2006 and for the period from inception July 14, 2005 to December 31, 2005, we had incurred net losses of $743,000 and $206,700, respectively. As of September 30, 2007, we had an accumulated deficit of approximately $2,833,100.

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

There is no completion of the $4 million private placement.

On April 3, 2007, we agreed to a $4 million private placement for the issuance of up to 2.5 million restricted common shares of DPI at $1.57 per share. We have received $1,130,000 in aggregate of the $4 million private placement, which $1,090,000 was received as of September 30, 2007.  By October 2007, we had completed only a partial amount of the $4 million private placement equity offering and therefore, we commenced a new convertible debt offering for $767,000 (see Item 1. Note 11 for further discussion).  As a result, we closed our April 3, 2007, agreement for a $4 million private placement for the issuance of up to 2.5 million restricted common shares of the Company at $1.57 per share.  Since this offering was closed in October 2007, we will not receive any more proceeds from this offering.  In addition to the $767,000 convertible debt financing, we plan to seek out new private placement financing opportunities in the fourth quarter of 2007. The offer and sale of the securities above were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Rule 506 promulgated under the Securities Act and in Section 4(2) and Section 4(6) of the Securities Act and/or Rule 506 of Regulation D.

Although we plan to seek out new private placement financing opportunities, we have no assurance that such financing will be completed. If we do not complete and raise alternative capital, we will have insufficient funds to operate our business and continue our operations.

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

PART II - Other Information

Item 1.                      Legal Proceedings

None.

Item 2.                      Unregistered Sales of Equity Securities and Use of Proceeds

During April 2007, we agreed to a $4 million private placement for the issuance of up to 2,540,000 restricted common shares at $1.57 per share. As of November 12, 2007, we have received $1,130,000 of the $4 million private placement, $1,090,000 of which was received during the nine months ended September 30, 2007.  In October 2007, the Company closed the $4 million private placement. The offer and sale of the securities above were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Rule 506 promulgated under the Securities Act and in Section 4(2) and Section 4(6) of the Securities Act and/or Rule 506 of Regulation D.

During October 2007, we commenced a private offering of our securities for the purpose of raising investment whereby we entered into Convertible Notes (see Item 1 Note 11 for further discussion). Pursuant to the terms of the offering, the investors purchased an aggregate of $767,000 of 8% senior secured convertible notes and were issued warrants to purchase shares of our common stock. The Convertible Notes are secured by our assets and are due in two years from the date of each note.  Each investor has the right, at any time, to convert their note into shares of our common stock at a conversion ratio of one share of common stock for each $0.40 of principal amount of their note for a maximum potential aggregate of 1,917,500 shares of common stock; in addition, the investors were issued warrants to purchase an aggregate of 1,917,500 shares of our common stock at an exercise price of $0.50 per share that expire five years from the date of issuance. In connection with this financing, a form of the Convertible Notes agreement was filed with the Securities and Exchange Commission on Form 8-K, dated October 4, 2007. The offer and sale of the securities underlying the Convertible Notes were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Sections 4(2) and Section 4(6) of the Securities Act of 1933 and/or Rule 506 of Regulation D adopted thereunder.

Item 3.                      Defaults Upon Senior Securities

None.

Item 4.                      Submission of Matters to a Vote of Security Holders

None.

Item 5.                      Other Information

None.

Item 6.                      Exhibits

Exhibit Number	Description of Document

4.1 (1)	Form of Convertible Note and Warrant Agreement
31.1 *	Certification pursuant to Section 302 of the Sarbanes-Oxley Act
31.2 *	Certification pursuant to Section 302 of the Sarbanes-Oxley Act
32.1 *	Certification pursuant to Section 906 of the Sarbanes-Oxley Act
32.2 *	Certification pursuant to Section 906 of the Sarbanes-Oxley Act

*	Filed herewith.

(1)	Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 9, 2007.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIGITALPOST INTERACTIVE, INC. (Registrant)

November 12, 2007	/s/ Michael Sawtell
Michael Sawtell
Chief Executive Officer, President, and Sole Director

November 12, 2007	/s/ Steven Dong
Steven Dong
Chief Financial Officer