Form 10KSB
period 2007-12-31
DigitalPost Interactive, Inc.
filed 2008-03-31
CIK 1321099

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark One)
☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2007

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from to

Commission File No.  333-124405

DIGITALPOST INTERACTIVE, INC.

(fka: HomAssist Corp)

(Exact Name of Registrant as Specified in Charter)

Nevada	20-3183236
(State or Other Jurisdiction of Incorporation)	(IRS Employer Identification No.)

3240 El Camino Real, Suite 230, Irvine, CA 92602
(Address of Principal Executive Offices)(Zip Code)

(714) 824-3000
Registrant’s Telephone Number

Securities registered under Section 12(b) of the Exchange Act: NONE

Securities registered under Section 12(g) of the Exchange Act: NONE

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  ☒

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x   No o

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
Revenues for its most recent fiscal year: $ 118,100

Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of March 28, 2008: $ 7,100,000

Number of common voting shares outstanding as of March 28, 2008: 56,468,369

Documents incorporated by reference: none.

Transitional Small Business Disclosure Format (Check one): Yes ☐    No ☒

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

For further information about these and other risks, uncertainties and factors, please review the disclosure included in this report under the caption “Management’s Discussion and Analysis—Risk Factors.”

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

As of January 30, 2007, just immediately following the closing of the Merger, there were 52,833,385 shares of DPI common stock outstanding, of which the pre-Merger stockholders of HomAssist owned approximately 29.6% and the pre-Merger stockholders of Old TFP owned approximately 70.4%.  As a result, Old TFP has been treated as the acquiring company for accounting purposes.  The Merger has been accounted for as a reverse acquisition in accordance with generally accepted accounting principles in the United States of America, or “U.S. GAAP.”  Reported results of operations of the combined group issued after completion of the transaction will reflect Old TFP’s operations.

On January 25, 2007, the Company changed its fiscal year end from January 31st to December 31st.

Business of the Issuer

We are a pioneer in the rapidly expanding Web 2.0 (user generated content) market.  We create new, interactive platforms for many vertical markets for use within this new web space. Our platforms and tools enable consumers to share and preserve their memories.  Consumers use our tools and platforms to stay connected to their friends, family and associates.  Our vision is to powerfully connect people online with immersive and engaging platforms and technology.  Our mission is to build the Web 2.0 space’s most advanced user content generating tools for uploading content and digital media within a very easy user interface.

We produce high-end family destination websites that allow users to securely share photos, videos, calendars, message boards, newsletters, directories, family stories and more. Our proprietary website administration system, Qwik-PostSM, and online video uploading system, Video-PostSM allow even novice PC users to easily manage their content.  With our immersive and engaging platforms and technology, users go beyond simply sharing their user-generated content to having a permanent destination to display photo and video memories, discussions, and history for years to come.

We earn revenue primarily from monthly subscription fees for Website hosting services. The typical subscription agreement includes the usage of a personalized website and hosting services. Since beginning in July 2005, we developed our product, began operations and generated our first revenues. As of March 28, 2008, we have generated 3,462 subscribers, have 5,763 users, and have transferred more than 1,968 gigabytes of consumer digital media across our systems. However, our revenues are not sufficient to cover our operating costs and expenses. During the year ended December 31, 2007, the year ended December 31, 2006 and for the period from inception July 14, 2005 through December 31, 2005, our revenues were $118,100, $13,900 and $4,500, respectively. We are in the early phases of revenue generating activities and intend to market our product more aggressively upon completion of additional debt or equity financing.

Industry Overview and Addressable Market

Creating Keepsakes Magazine estimates consumers annually spend $18 billion on greeting cards, scrapbooks and photos in physical/digital form. The U.S. Census Bureau projected 57 million U.S. family households in 2006. DPI represents a multi-million dollar opportunity as Internet users move their user-generated content online and will have a need for the elegant presentation and secured lifetime storage of these precious memories in multiple vertical markets.

Internet and image-based technology today enables consumers to create an abundance of content that includes photos and video requiring highly functional, immersive online destinations that can present, protect and preserve this content.  This is the new web, also known as Web 2.0.  We believe that the key forces driving the expansion of this segment of the Web 2.0 market are:

•	The proliferation of digital cameras and camcorders to a broader base of consumers

•	The strong consumer desire for secure sharing digital content on the Internet

•	The growing consumer desire to find an easy, single location for storing their user-generated digital content

•	The increasing participation by consumers in online communities

•	The increasing penetration of high-speed connectivity to a broader base of consumers

The addressable market for our platform and tools includes the vast population of users who create Internet content in text, and by digital photographic devices such as cameras and camcorders. We currently address several adjacent markets related to consumers’ desire to create and share content, including:

•	The photo studio market

•	The wedding industry

•	The baby industry

•	The scrapbooking industry

•	The military

•	Consumer ISPs / Hosting & Domain Services

Our platforms are highly scalable to a variety of additional vertical markets.  Our tools fit well in sectors and industries where simplified and powerful sharing of content, images, and video effectively brings groups of people together in an interactive online environment.  As the new web rushes forward, we will attempt to expand our market penetration to include:

•	The sports industry

•	The education sector

•	The pet industry

•	The travel industry

•	The religious sector

•	The newborn sector

•	And others…

Competition

The user-generated content industry is competitive, and we expect competition to increase in the future. These competitors include My Family, Famster, Family Lobby, My Great Big Family, EasySite and Connected Family.

The DPI Competitive Advantage

We have developed platforms and tools that allow us to offer consumers a better way to enjoy, share and preserve their user-generated content. We believe that our business model is supported by the following characteristics:

Viral network effect. Our customers create a viral network of new users and customers in a number of ways. They generate most of the content on our service by uploading their photos. They share their photos electronically with their friends and families, extending and endorsing our brand and creating a sense of community.

Loyal customer base. Our high-quality products and services, together with our focus on continuous innovation, have allowed us to establish high customer loyalty. Our conversion of users within the free two week trial has consistently been over 90% for the past 6 months.  Post-trial, we enjoy a high subscription retention rate of over 80%.  As users populate their websites with content, photos, and videos, they remain as active subscribers, adding monthly revenue until the consumer cancels their service.

Premium pricing power. We believe that we are able to maintain premium pricing for our services as a result of our brand equity, the high-quality of our platform and tools, and the loyal customer base we have created.

Deep customer understanding. Customer insights are an important source of new product and service innovation for us, and we continually strive to understand our customers’ needs in order to improve customer satisfaction. We had invested significant time and resources to understand and address the needs of our customers through market research, focus groups, customer surveys, usability testing, customer response to promotions and customer service interactions.

Trusted premium brand. Our focus on ease of use, website quality, secure storage, continual product advancement and attentive customer service has established DPI as a trusted premium brand.

Customer-focused approach. The entire DPI customer experience — including free trial, the ability to upload, edit, store and share content in a dynamic website environment and the fact that a single subscription can host an unlimited number of users — reflects our customer-focused approach.

With DPI at the forefront of the Web 2.0 space, we face competition from dozens of established Internet companies.

Our Growth Strategy

Our goal is to grow our suite of Internet services into a premium lifestyle brand and become the potentially leading platform for highly functional, interactive website destinations dedicated to improving the sharing, protection and preservation of user-generated content. In addition to the strong market trends supporting our business, we believe our growth will be supported by the following initiatives:

Expansion of vertical integration. We will continue to introduce our platform and tools into additional verticals through strategic partnerships and acquisitions.

Expansion products and services offerings. We will continue to develop our technology to include forward-thinking functionality and benchmarks increasing the widespread adoption of our platform and tools.

Promotion of brand awareness. We will continue promote the DPI brand through marketing campaigns. We will leverage new and existing channels, which include word-of-mouth marketing, print and online advertising, affiliate and referral programs, search engine marketing and complementary strategic alliances to generate high visibility to the DPI brand.

Expansion of customer base. To quickly and cost-effectively introduce DPI to the Web 2.0 marketplace, we intend to give basic, limited storage and functionality DPI websites away for free.  Utilizing this “freemium” marketing strategy we expect to obtain thousands of users in a relatively short period of time.  We believe that when people discover and adopt our remarkable online platform, they will tell their friends, families, and business associates about it, who, in turn, will tell others through word of mouth or email communications. Several other successful web-based technology product launches including Skype, Firefox, MySpace, Friendster, Hotmail, and others have successfully used this marketing and distribution strategy, obtaining millions of members in a very short period of time.

International expansion. We intend to develop additional business opportunities through international expansion, targeting consumers in key geographic areas where user-generated content is high and where Internet usage is widespread.

Product Overview

The DPI Platform

The DPI platform provides user content generating tools for uploading content and digital media within a very easy user interface. Our platform is highly scalable to a variety of market verticals, effectively bringing groups of people together in an attractive and interactive online environment. The DPI platform includes the following key features:

Security/ Disaster Recovery - Our members’ information is safe and secure in our data center and further backed-up weekly to Iron Mountain, the industry standard 3rd party data vault.

Ease Of Use - DPI uses a browser based interface providing easy-to-use, intuitive management of the customer sites.

Powerful Application Install – The DPI Management Interface, Qwik-Post, comes with the Aurigma Image Uploader, giving users the ability to upload any number of files at one time.  In addition, it also provides file compression before uploading, thereby greatly reducing the time needed to upload media.

Web Based - Because DPI is web-based, the application is accessed through the internet and resides on servers at our data center.  All standard browsers are 100% compliant with the DPI Platform.

Safe Access - Our members can securely access their website and Qwik-Post administration panel at anytime, from wherever they are, from any computer connected to the internet.

Unlimited Members - Our members may grant website access into their accounts to as many other users as they like.

Compatibility - Our members can access their DPI websites and Qwik-Post using Internet Explorer, Firefox, Safari, Netscape and Opera Browsers.

Support – Our customer service team is available by email or phone, seven days a week.

Immediacy – Members can have their website up and running in minutes.

Affordability – Due to the highly-refined automation of the DPI engine, pricing can be tiered to accommodate all service levels and budgets.

The DPI Qwik-Post Application

Qwik-Post is the proprietary application that enables the user to administer all DPI functionality.  Qwik-Post allows users to add content to their websites within seconds and upload hundreds of pictures and videos in minutes. Accessible anywhere in the world, yet password-protected at the choice of the user, our interactive technology enables extended user bases to simultaneously upload and manage their digital media. With Qwik-Post, managing a website or a digital platform is made easy for users of all ages and levels of technical computer understanding.  The DPI Qwik-Post application includes the following key functionality:

Photo Albums - The Qwik-Post Photo Album feature enables users to gather their digital photos and post them quickly to their site. Users simply upload their images, then organize them in any order they like using our simplified drag and drop interface. In a matter of minutes users have created a professional quality multimedia slide show to share with friends and family over the internet.

Videos - The Video-Post upload engine enables users to quickly upload video directly to their websites regardless of the digital file format. Within three clicks, users can securely share their self-generated content with other users over the internet.

Message Boards - Our variety of Chat Rooms and Message Boards feature real time delivery of content for conversation over the internet. These interfaces are password protected and are enabled to be monitored through Qwik-Post. DPI provides a safe platform for children and families of all ages to communicate.

Site Calendar - Coordinating schedules, planning get-togethers and celebrations can involve endless phone calls and emails. DPI’s simple-to-use calendar makes event planning efficient as important dates such as meetings, birthdays, games, or anniversaries are all recorded in one place.

Newsletter – The newsletter feature enables users to create professional-looking newsletters that can be emailed to family and friends. Users simply select one of the pre-designed newsletter templates, add text, and insert photos from albums already on their family website.

Photo Store – The Photo Store application allows users to purchase prints and photo-related gifts such as mugs, T-shirts, calendars and more directly through their family website.

Many more features – Including eMail, News, History, Kids Pages, Directory, and Blogs.

Additional Product Enhancements

Our mission is to build the Web 2.0 space’s most advanced user content generating tools for uploading content and digital media within a very easy user interface.  In pursuit of that mission, we intend to rapidly respond to ongoing customer feedback and feature requests.  Below are some items on our product roadmap:

Tiered security settings: Tiered read/write access for family & friends
•	Calendar Enhancements
1.	Calendar Shortcut: Enables users to update their calendar page in fewer than 3 clicks
2.	Calendar Evites: Calendar reminders systematically sent using eCards
•	eCards
1.	User-generation of themed electronic postcards/
2.	Upon creation of new photo album, system sends eCards to users, directly linking them to the photo album
•	Auto-generation of alternate user names: Reconciliation of duplicate user names
•	Enhanced message board
1.	Larger and standardized across templates
2.	Ability to add links into text for enhanced messaging
•	Multiple kids pages: Enables user uploading of multiple subjects per child
•	Basic on-line photo editing
•	Family Tree: Allows user generation of relationships between family members in a visual and interactive format
•	Website Counter: Enables notification of website changes and visits
•	Additional themes

Intellectual Property

We have applied for certain trademarks and service marks and have a portfolio of intellectual property. When necessary, we intend to enforce our intellectual property rights by, among other things, searching the Internet to detect unauthorized use of our intellectual property, identifying products that feature unauthorized use of our intellectual property and seeking restraining orders and/or damages in court against individuals or entities infringing upon our intellectual property rights.  Our failure to thwart piracy, infringement or other unauthorized use of our intellectual property rights effectively could adversely affect our operating results.

Employees

As of December 31, 2007, we had 11 full-time employees and several independent contractors and consultants.  Our employees are located in Irvine, California.  We believe that our relationships with our employees are generally good.  None of our employees is represented by a union.

ITEM  2.     Description Of Property.

Our principal office is located in Irvine, California where we lease approximately 2,900 square feet of office space pursuant to a lease that expires in March 2009. If we require additional space, we believe that we will be able to obtain such space on commercially reasonable terms.
ITEM 3.     Legal Proceedings.

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business.  We are not aware of any pending or threatened legal proceeding that, if determined in a manner adverse to us, could have a material adverse effect on our business and operations.

ITEM 4.     Submission Of Matters To A Vote Of Security Holders.

None.

PART II

ITEM 5.     Market For Registrant’s Common Equity And Related Stockholder Matters And Small Business Issuer Purchases Of Equity Securities

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

	High	Low
2007
Fourth Quarter	$.87	$.29
Third Quarter	1.15	.35
Second Quarter	1.20	.40
First Quarter	2.70	.95

2006
Fourth Quarter	1.51	1.10
Third Quarter	1.20	1.10
Second Quarter	--	--
First Quarter	--	--

The closing sale prices in the table above reflect inter-dealer prices, without retail mark-up or commissions and may not represent actual transactions.

Holders

As of March 28, 2008, there were approximately 327 holders of our common stock.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 31, 2007 with respect to the stock options issued under our 2007 Incentive and Nonstatutory Stock Option Plan, for which our common stock is authorized for issuance.

	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance
Equity compensation plans or stock option agreements approved by security holders	18,098,922	$ .21	6,901,078
Equity compensation plans or stock option agreements not approved by security holders	—	—	—
Total	18,098,922	$ .21	6,901,078

Recent Sales of Unregistered Securities

None.

Item 6. Management’s Discussion and Analysis

The following discussion and analysis should be read in conjunction with our financial statements and related notes included elsewhere in this report. This discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of certain factors discussed in “Risk Factors” included elsewhere in this report.

Effective January 30, 2007, our capital structure and control changed as a result of the Merger, as discussed previously in Item 1. Since Old TFP is considered to be the accounting acquirer and surviving operating entity, the discussion held with in this section of Management’s Discussion and Analysis of Financial Condition and Results of Operations only includes the activity of Old TFP.

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

We earn revenue primarily from subscriptions generated from monthly subscriptions for website hosting services. The typical subscription agreement includes the usage of a personalized website and hosting services. Since beginning in July 2005, we developed our product, began operations and generated our first revenues. As of March 28, 2008, we have generated 3,462 subscribers, have 5,763 users, and have transferred more than 1,968 gigabytes of consumer digital media across our systems. However, our revenues are not sufficient to cover our operating costs and expenses. During the year ended December 31, 2007, the year ended December 31, 2006 and for the period from inception July 14, 2005 through December 31, 2005, our revenues were $118,100, $13,900 and $4,500, respectively. We are in the early phases of revenue generating activities and intend to market our product more aggressively upon completion of additional debt or equity financing. On January 30, 2007, we completed the Merger further described in Item 1. to assist us in raising additional working capital through equity or debt financing.

Current Conditions

Since the inception of our business in 2005, we have incurred significant losses.  We incurred net losses of $2,544,500, $743,000 and $206,700 for the year ended December 31, 2007 and 2006 and for the period from inception July 14, 2005 through December 31, 2005, respectively. As of December 31, 2007, we had an accumulated deficit of $3,494,200. We expect operating losses and negative cash flow to continue for the foreseeable future.  We anticipate that our losses will increase significantly from current levels because we expect to incur significant additional costs and expenses related to being a public company, brand development, advertising, marketing and promotional activities, as well as the employment of additional personnel as our business activities expand. Our ability to become profitable depends on our ability to generate new revenue and sustain substantially higher revenue while maintaining reasonable expense levels.  In particular, although we intend to increase significantly our spending on marketing and promotional activities, these efforts may not be effective in growing our brand, increasing our subscriber base or generating new revenues.  If we do not achieve profitability, we may not be able to continue our operations.

Since inception, we have operated and sustained ourselves primarily from cash generated through equity and debt financings. During the period from inception, July 14, 2005, through December 31, 2005, we received working capital from our founder and chief executive officer in the amount of $168,000 and completed additional capital raising in the amount of $100,000 from the sale of common stock to an unrelated stockholder. Subsequent to December 31, 2005 through January 30, 2007, we completed additional capital raising activities in the amount of $895,000 from further issuances of our common stock as well as receiving a cash advance from our chief executive officer in the amount of $50,000. Since January 30, 2007, we received $1,130,000 as part of a $4 million private placement. In October 2007, we did not expect to complete the entire $4 million private placement equity offering and commenced a new convertible debt offering for $767,000 (see Note 7 to the Notes of the Consolidated Financial Statements included elsewhere in this report).  In January 2008, the Company entered into a $1 million private placement with foreign investors under a Regulation S Stock Purchase agreement, which the Company had raised $430,100 as of March 28, 2008 (see Note 13 to the Notes of the Consolidated Financial Statements included elsewhere in this report). We plan to use the proceeds of the most recent offering for marketing of our product, increasing revenue generating activities and for general working capital purposes.

In October 2007, along with raising $767,000 in sales of Convertible Notes, we also closed our April 3, 2007 agreement for a $4 million private placement for the issuance of up to 2.5 million restricted common shares of the Company at $1.57 per share. We received $1,130,000 in aggregate from our $4 million private placement.  Since this offering was closed in October 2007 we will not receive any more proceeds from this offering.  Also, we don’t expect to receive any additional funds from the convertible note offering.  In addition to the $1 million Regulation S Stock Purchase agreement we entered into in January 2008, we plan to continue to raise capital by sales of additional private placement equity or debt offerings during 2008, although we have no assurance that such financings will be completed.

Going Concern

We have not established sufficient sources of revenue to cover our operating costs and, as such, we have incurred operating losses since inception. Further, as of December 31, 2007, our cash resources were insufficient to meet our current working capital needs and on going business plan. These and other factors raise substantial doubt about our ability to continue as a going concern. The report of the independent registered public accounting firm accompanying the audit of our financial statements for the year ended December 31, 2007, as filed with this report, contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern because of our operating losses and our need for additional capital.  Such doubt could make it more difficult for us to raise additional capital and may materially and adversely affect the terms of any financing that we may obtain. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of us to continue as a going concern.

Results of Operations

The Year Ended December 31, 2007 Compared to the Year Ended December 31, 2006

Total revenue was $118,100 and $13,900 for the year ended December 31, 2007 and 2006, respectively, representing an increase of $104,200 or 750%. The increase was due to an increase in subscription revenues of $84,200 or 606% during the year ended December 31, 2007 as compared the same period last year and an increase in professional services of $20,000 during the year ended December 31, 2007 as compared to the same period last year.

Subscription revenues for the year ended December 31, 2007 was $98,100 as compared to $13,900 during the same period last year. Subscription revenue increased $84,200 due to an increase in our customers to 2,775 subscribers as of December 31, 2007 from 476 subscribers as of December 31, 2006. The increase in subscriptions was due to additional marketing activities performed during the year ended December 31, 2007 as compared to the same period last year. We were formed in July 2005 and subscription revenues were just in the beginning stages during the start of 2006. As we continued marketing activities and promotions, subscription revenues continued to increase through December 31, 2007.   Digital media and related Web 2.0 products and services are relatively new, and as a result, it is difficult to determine our current market share or predict our future market share.  We believe that the market for Web 2.0 products and services is growing and that related market opportunities are also expected to grow.   Our revenue, profitability and future growth depend not only on the anticipated market growth, but also our ability to execute our business plan and ultimate customer acceptance of our products and services and the success or failure of our competitors.  As a result, we expect the trend of our revenues to be positive, however, provide no assurance that such will occur.

Professional services revenues for the year ended December 31, 2007 was $20,000 as compared to none during the same period last year. The increase was due to us providing custom website design services under a contract entered into on May 15, 2007 with a company which is a related party (see Note 9 to the Consolidated Financial Statements included elsewhere in this report). There were no such services rendered during the same period last year. The contract called for services of $20,000 in aggregate which were completed in the third quarter of 2007.   From time to time, we may enter into professional services agreements resulting from our strategic partnership marketing activities and as a result, revenues from professional services may re-occur in future periods. However, as of December 31, 2007, we had not entered into any significant professional services agreements and don’t expect the trend of future revenues from professional services to significantly increase in the foreseeable future.

Total cost of revenue was $48,100 and $10,600 for the year ended December 31, 2007 and 2006, respectively, representing an increase of $37,500 or 354%. The increase was due to an increase in subscription cost of revenues of $30,000 or 283% during the year ended December 31, 2007 and increased cost of professional services revenue of $7,500 during the year ended December 31, 2007.

The increase in cost of subscription revenues for the year ended December 31, 2007 as compared to the same period last year is due to primarily having an increase in subscription sales. Cost of subscription revenues for the year ended December 31, 2007 were mostly derived from hosting and setup services incurred from website services provided to our subscribers.

The increase in cost of professional services revenues for the year ended December 31, 2007 as compared to the same period last year is due to having provided professional services during the year ended December 31, 2007 whereas there were no such services provided during the same period last year.

Research and development expense was $361,700 and $106,400 for the year ended December 31, 2007 and 2006, respectively, representing an increase of $255,300 or 240%. The increase was primarily due to higher amounts of research and development activities, including increased costs of hiring new development personnel and consultants in the amount of $143,400 during the year ended December 31, 2007 as compared to the same period last year.

Sales and marketing expense was $685,400 and $171,700 for the year ended December 31, 2007 and 2006, respectively, representing an increase of $513,700 or 299%. The increase was primarily due to higher amounts of sales and marketing activities and promotions during the year ended December 31, 2007 as compared to the same period last year. An increase in media advertising of $222,500 and an increase in marketing salaries of $295,300 related to the addition of new marketing personnel primarily contributed to the overall increase in sales and marketing expense partially offset by a decrease in marketing consultants expense of $17,300.

General and administrative expense was $1,568,100 and $467,900 for the year ended December 31, 2007 and 2006, respectively, representing an increase of $1,100,200 or 235%. The increase was primarily due to increased staff personnel in the amount of $521,550, increased public company expenses of $115,200 and increased office space related expenses of $31,800. Also contributing to the change was the increase in non cash stock compensation expense which included an increase of $299,600. The increase is primarily due to a one-time expense of $210,600 associated with the vesting acceleration of options related to the Merger. As part of the Merger, in exchange for options to purchase 7,724,850 shares of Old TFP common stock, we issued to the holders thereof options to purchase an aggregate of 17,426,615 shares of our common stock under the terms and conditions of our 2007 incentive and non statutory stock option plan.  As part of the terms and conditions of the Old TFP option agreements, 50% of the options granted and outstanding just prior to the Merger fully vested and became exercisable due to the Merger transaction itself. As a result, 8,713,308 of the 17,426,615 options issued became fully vested and exercisable and we recorded a one-time expense in the amount of $210,600 during the year ended December 31, 2007. There was no such one-time expense during the same period last year.

Liquidity and Capital Resources

Cash Flows

At December 31, 2007, our cash and cash equivalents were $88,400, a decrease of $248,600 from $337,000 as of December 31, 2006. During the year ended December 31, 2007, we received $1,130,000 related to our $4 million private placement, $722,000 related to our convertible note offering and used $1,724,700 during the same period for operations. We had also used $153,000 cash for financing costs mostly related to our financing transactions and had used $110,200 cash for payments due to shareholder related to loans and other accrued amounts due (See Note 6 and Note 9 to the Consolidated Financial Statements included elsewhere in this report). Additionally, we used $58,300 of cash in the acquisition of property and equipment related to moving into our new offices in March 2007 and $54,400 of cash for development of software.

Since inception, we have incurred losses and have had capital and stockholders’ deficits and limited cash to fund our operations.  Since inception through March 28, 2008 we have raised approximately $3.1 million through equity and debt financings and have no other significant source of cash. Although we expect to grow our revenues, they are not a significant source of cash at this time. Because we expect that revenues from operations will continue to be insufficient to meet our working capital needs, we will need to raise additional capital through equity or debt financings in the near future.  We cannot be certain that such capital will be available to us or whether such capital will be available on terms that are acceptable to us.  Such financing likely would be dilutive to existing stockholders and could result in significant financial and operating covenants that would negatively impact our business.  If we are unable to complete additional financings or to raise sufficient additional capital on acceptable terms, we will have insufficient funds to operate our business or pursue our planned growth.

Private Placement Equity Financing

During April 2007, we agreed to a $4 million private placement for the issuance of up to 2,540,000 restricted common shares at $1.57 per share.  As of December 31, 2007, we received $1,130,000 of the $4 million private placement.  In October 2007, we closed the $4 million private placement and issued 717,500 of restricted shares of our common stock for the $1,130,000 cash proceeds received. The offer and sale of the securities were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Sections 4(2) and Section 4(6) of the Securities Act of 1933 and/or Rule 506 of Regulation D adopted thereunder.

Private Placement Debt Financing

During October 2007, we commenced a private offering of our securities for the purpose of raising capital whereby we issued $767,000 of Convertible Notes. Pursuant to the terms of the offering, the investors purchased an aggregate of $767,000 of 8% senior secured convertible notes and were issued warrants to purchase shares of our common stock. The Convertible Notes in the event of default become secured by our assets and are due in two years from the date of each note.  Initially, each investor had the right, at any time, to convert their note into shares of our common stock at a conversion ratio of one share of common stock for each $0.40 of principal amount of their note for a maximum potential aggregate of 1,917,500 shares of common stock; in addition, the investors were issued warrants to purchase an aggregate of 1,917,500 shares of our common stock at an exercise price of $0.50 per share that expire five years from the date of issuance. For a period of twelve months after the effective date, if we sell common stock at a price per share below the conversion price, the conversion price will adjust accordingly downward to the new lower sales price per share.  Since then, we have sold securities at a lower price of $.1587 per share, as a result we are obligated to lower the initial conversion price of $.40 per share to the $.1587 per share price which will give each investor the right, at any time, to convert their note into shares of our common stock at a conversion ratio of one share of common stock for each $.1587 of principal amount of their note for a maximum potential aggregate of 4,833,018 shares of common stock.

In October 2007, one of the five investors who entered into the Convertible Notes (see Note 7 to Notes to Consolidated Financial Statements elsewhere included in this report) was the chief financial officer of the Company.  The Company owed the chief financial officer $92,300 at the time of the offering, of which, the chief financial officer exchanged $45,000 of the $92,300 due for $45,000 of Convertible Notes.   As a result, $45,000 of the $767,000 notes issued were purchased by the chief financial officer and we received $722,000 net cash proceeds from the $767,000 Convertible Note financing.

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

Foreign Private Placement Equity Financing

In January 2008, the Company entered into a $1 million private placement with foreign investors under a Regulation S Stock Purchase agreement, which the Company had issued 2,710,004 restricted shares for cash proceeds of $430,100 as of March 28, 2008.  The offer and sale of the securities above were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Rule 501 promulgated under the Securities Act of Regulation S.

Other Financings

In February 2008, the Company entered into a sale of it’s securities with accredited investors for the issuance of 100,000 restricted common shares at $.16 per share.  The offer and sale of the securities above were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Rule 506 promulgated under the Securities Act and in Section 4(2) and Section 4(6) of the Securities Act and/or Rule 506 of Regulation D.

In addition to the equity and debt financing discussed above, we intend to conduct additional capital raising activities seeking additional private financings through the issuance of our common stock or issuance of debt instruments to increase our required working capital, increase the marketing of our product and increase revenue generating activities. We plan to complete additional private placement offerings during 2008, although we have no assurance that such financing will be completed.

Contractual Obligations

The following table includes all the contractual obligations, including principal and interest payments, as of December 31, 2007:

Payments Due By Period
		Less than	1-3	3-5	More than
	Total	1 year	years	years	5 years
Convertible notes – principal	$ 767,000	-	$ 767,000	$ -	$ -
Convertible notes - interest payments	$ 122,800	$ 61,400	$ 61,400	$ -	$ -
Operating leases	$ 114,800	$ 98,400	$ 16,400	$ -	$ -
	$ 1,004,600	$ 159,800	$ 844,800	$ -	$ -

Off-Balance Sheet Arrangements

As of December 31, 2007, we had no off-balance sheet arrangements.

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

Revenue Recognition— Our subscription revenue is generated from monthly subscriptions for Website hosting services. The typical subscription agreement includes the usage of a personalized website and hosting services. The individual deliverables are not independent of each other and are not sold or priced on a standalone basis. Costs to complete the Website and ready it for the end customer are minimal and are expensed to cost of revenue as incurred. Upon the completion of a customer’s signup and initial hosting of the Website, the subscription is offered free of charge for a two week trial period during which the customer can cancel at anytime. In accordance with Staff Accounting Bulletin (SAB) No. 104, after the two week trial period has ended, revenue is recognized when all of the following conditions are satisfied: (1) there is persuasive evidence of an arrangement; (2) the service has been provided to the customer; (3) the amount of fees to be paid by the customer is fixed or determinable; and (4) the collection of our fees is probable. These criteria are met monthly as our service is provided on a month-to-month basis and collections are generally made in advance of the services. There is no provision for refunds as of December 31, 2007, as the Company’s historical refund experience has been minimal.

Customers signup and agree to purchase the website service on a monthly or annual basis, at the customer’s option. The monthly customers pay monthly in advance of the services and as the services are performed we recognize subscription revenue on a daily basis.

For annual customers, upon payment of a full year’s subscription service, the subscription revenue is recorded as deferred revenue in our balance sheet. As services are performed, we recognize subscription revenue ratably on a daily basis.

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

In December 2007, FASB issued SFAS No. 141R, Business Combinations (SFAS 141R), which retains the underlying concepts of SFAS 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting but SFAS 141R changed the method of applying the acquisition method in a number of significant aspects. Acquisition costs will generally be expensed as incurred; noncontrolling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. The provision of SFAS 141R are effective for fiscal years beginning after December 15, 2008 with earlier adoption prohibited. We are currently analyzing the effect of adopting SFAS 141R.

In December 2007, FASB issued SFAS No. 160, Accounting and Reporting of Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51 (SFAS 160), which requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. It also amends certain aspects of ARB No. 51’s consolidation procedures for consistency with the requirements of SFAS 141R. This statement also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. The provisions of SFAS 160 are effective for fiscal years beginning after December 15, 2008 with earlier adoption prohibited. We are currently analyzing the effect of adopting SFAS 160.

Risk Factors

An investment in DPI involves a high degree of risk. Investors should carefully consider the risks below before making an investment decision. Our business, financial condition or results of operations could be materially adversely affected by any of these risks. In such case, the trading price of our common stock could decline and investors could lose all or part of their investment.

Risks Related to Our Business

We have experienced continued losses and expect to incur substantial net losses in the future.  If we do not achieve profitability, our financial condition and stock price could suffer.

Since the inception of our business in 2005, we have generated minimal revenues and we have incurred significant losses.  For the year ended December 31, 2007, and, 2006 and for the period from inception July 14, 2005 to December 31, 2005, we had incurred net losses of $2,544,500, $743,000 and $196,700, respectively.  As of December 31, 2007, we had an accumulated deficit of $3,494,200.

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

Our revenues from operations are not expected to be sufficient to meet our capital needs in the near future, and we will need to raise additional funds, which may not be available to us on favorable terms, if at all, thereby potentially disrupting the growth of our business and ability to generate revenues.

Since inception, we have incurred losses, and have had capital and stockholders’ deficits, and limited cash to fund operations.  We believe that revenues from operations will continue to be insufficient to meet our working capital needs while we execute our operating strategy.  We estimate that we will require a significant amount of additional capital, before our revenues and cash flows from operations are sufficient to meet our cash outlays and sustain our operations.

In order to fund our cash requirements, we will need to raise additional capital through equity or debt financings in the near future.  We cannot be certain that such capital will be available to us or, if it is available, whether such capital will be available on terms that are acceptable to us.  Such financing likely would be substantially dilutive to our existing stockholders and could result in significant financial and operating covenants that would negatively impact our business.  If we are unable to raise sufficient additional capital on acceptable terms, we will likely have liquidity problems which will disrupt our planned growth and would have a material adverse effect on our financial condition or business prospects.  The holders of new securities may also have rights, preferences or privileges which are senior to those of existing holders of common stock. If new sources of financing are insufficient or unavailable, we will be required to modify our current operations and planned marketing and revenue generating activities to the extent of available funding, which would harm our ability to grow or even sustain our business.

This annual report is not an offer to sell, or a solicitation of an offer to buy, any of our securities.

Our previous $4 million private placement was not completed.

On April 3, 2007, we agreed to a $4 million private placement for the issuance of up to 2.5 million restricted common shares of DPI at $1.57 per share. We received only $1,130,000 of the $4 million private placement and therefore closed that investment round and commenced a new convertible debt offering for $767,000 (see Note 7 of the Notes to Consolidated Financial Statements included elsewhere in this report).   Additionally, in January 2008, we entered into a $1 million private placement with foreign investors under a Regulation S Stock Purchase agreement, which we received $430,100 as of March 28, 2008 (see Note 13 of the Notes to Consolidated Financial Statements included elsewhere in this report).  In addition to the above financings, we plan to seek out new private placement financing opportunities in the remainder of 2008.

Although we plan to seek out new private placement financing opportunities, we have no assurance that such financing will be completed. If we do not complete and raise alternative capital, we will have insufficient funds to operate our business and continue our operations.

Our 2007 and 2006 audited financial statements contain, and our future audited financial statements are likely to contain, an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern.  The inclusion of this paragraph may make it more difficult for us to raise additional capital on acceptable terms.

The report of the independent registered public accounting firm accompanying the audit of our financial statements for the years ended December 31, 2007 and 2006 contain an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern because of our operating losses and our need for additional capital.  Such doubt could make it more difficult for us to raise additional capital and may materially and adversely affect the terms of any financing that we may obtain.

There is no assurance of successful DPI marketing.

We have not launched our platform and tools into the new market verticals and there can be no assurance that our product will be accepted by the marketplace. If the marketplace finds any or DPI’s entire product unacceptable, we will be required to make potentially time consuming and costly changes to our technology, which may further delay the general rollout of the service. Such delays would deplete our financial resources and would have a material adverse effect on our business, results of operations and financial condition.

We face competition from other Internet companies, including web search providers, Internet advertising companies and destination web sites that may also bundle their services with Internet access.

We face competition from other user-generated content service providers, including companies that are not yet known to our management. We compete with Internet companies, particularly in the areas of website design, and we may also compete with companies that sell platforms and tools online because these companies are attempting to attract users to their web sites to search for information about platforms and tools. Some of our competitors have more employees and cash reserves than we have. Many of our competitors also have longer operating histories and more established relationships with customers and can use their experience and resources in a variety of competitive ways against us, including by making acquisitions, investing more aggressively in research and development and competing more aggressively for advertisers and web sites. Some of our competitors may have a greater ability to attract and retain users than we do due to their broader range of content, platforms and tools. If our competitors are successful in providing a similar or better website application compared to our application or are able to leverage their platforms to make their services easier to access, we could experience a significant decline in user base. Any such decline in users could materially and adversely affect our revenues and potential profitability.

If we do not continue to innovate and provide platforms and tools that are useful to users, we may not remain competitive and our revenues and operating results could suffer.

Our future success depends on providing platforms and tools that people use for a high quality Internet experience in the Web 2.0 space. As a result, we must continue to invest significant resources in research and development in order to enhance our Web 2.0 technology and our existing platforms and tools. Additionally, we will have to consistently introduce new high quality platforms and tools that people can easily and effectively use. If we are unable to ensure that users and customers have a high quality experience with our platforms and tools, then these customers may become dissatisfied and move to competitors’ products. Moreover, if we are unable to predict user preferences or industry changes, or if we are unable to modify our platforms and tools on a timely basis, we may lose users, with any resulting decline in traffic potentially having a material and adverse affect on our revenues and profitability.

Our future operating results may also suffer if innovations are not responsive to the needs of our users, are not appropriately timed with market opportunity or are not effectively brought to market. As website technology continues to develop, our competitors may be able to offer results that are, or that are perceived to be, substantially similar or better than those generated by our services. This may force us to expend significant resources in order to remain competitive.

We may be unable to effectively manage our anticipated growth.

If we are unable to effectively manage our anticipated growth, our business and operating results could be harmed and we may have to incur significant expenditures to address the additional operational and control requirements of this growth.

We may also experience rapid growth in our headcount and operations, which may place significant demands on our management and operational and financial infrastructure. If we do not effectively manage our growth, the quality of our platforms and tools could suffer, which could negatively affect our brand image and operating results. To effectively manage this growth, we will need to continue to improve our operational, financial and management controls and our reporting systems and procedures. These systems enhancements and improvements will require significant capital expenditures and allocation of valuable management resources. If the improvements are not implemented successfully, our ability to manage our growth will be impaired and we may have to make significant additional expenditures to address these issues. Our failure to manage growth effectively could have a material adverse effect on our business, results of operations and financial condition.

Our business prospects depend on our ability to develop a strong brand image and identity.

We believe that the creation of a brand identity will significantly contribute to the success of our business. We also believe that maintaining and enhancing the DPI brand are critical to expanding our base of members. Maintaining and enhancing the brand may require us to make substantial investments and these investments may not be successful. If we are unsuccessful in our efforts to initially obtain, then promote and maintain the DPI brand, or if we incur excessive expenses in this effort, our business, operating results and financial condition may be materially and adversely affected. We anticipate that, as the market for user-generated content platforms becomes increasingly competitive, maintaining and enhancing our brand may become increasingly difficult and expensive. Maintaining and enhancing our brand will depend largely on our ability to be a technology leader and to continue to provide high quality platforms and tools, which we may not do successfully.

Our intellectual property rights are valuable and any inability to protect them could reduce the value of our products, services and brand.

Our trademarks, trade secrets, and other intellectual property rights are important assets of the Company. There can be no assurance that these protections will be adequate to prevent our competitors from misappropriating our technology or that our competitors will not independently develop technologies that are substantially equivalent or superior to our technology. There are events that are outside of our control that could pose a threat to our intellectual property rights. For example, effective intellectual property protection may not be available in every country in which our platforms and tools are distributed or made available through the Internet. Also, the efforts we have undertaken to protect our proprietary rights may not be sufficient or effective. Any significant impairment of our intellectual property rights could harm our business or our ability to successfully compete. Additionally, protecting our intellectual property rights is costly and time consuming. Any increase in the unauthorized use of our intellectual property could make it more expensive to do business and harm our operating results.

We may be subject to intellectual property rights claims in the future, which may be costly to defend, could require the payment of damages and could limit our ability to use certain technologies in the future.

Companies in the Internet, technology and media industries own large numbers of patents, copyrights, trademarks and trade secrets and frequently enter into litigation based on allegations of infringement or other violations of intellectual property rights. As we face increasing competition, the possibility of intellectual property rights claims increases. Our technologies may not be able to withstand any third-party claims or rights against their use. Any intellectual property claims, with or without merit, could be time consuming, expensive to litigate or settle and could divert management resources and attention. An adverse determination also could prevent us from offering our platforms and tools to others and may require that we procure substitute products or services for these members.

With respect to any intellectual property rights claim, we may have to pay damages or stop using technology found to be in violation of a third party’s rights. We may have to seek a license for the technology, which may not be available on reasonable terms and may significantly increase our operating expenses. The technology also may not be available for license to us at all. As a result, we may also be required to develop alternative non-infringing technology, which could require significant effort and expense. If we cannot license or develop technology for the infringing aspects of our business, we may be forced to limit our product and service offerings and may be unable to compete effectively. Any of these results could harm our brand and operating results.

Expansion into international markets is potentially important to achieving our long-term financial and operational goals and we do not have experience operating in foreign jurisdictions.

Expansion into international markets requires management attention and resources. In addition, we face the following risks associated with our potential expansion outside the United States:

•	Challenges caused by distance, language and cultural differences

•	Longer payment cycles in some countries

•	Credit risk and higher levels of payment fraud

•	Legal and regulatory restrictions

•	Currency exchange rate fluctuations

•	Foreign exchange controls that might prevent us from repatriating cash earned in countries outside the United States

•	Political and economic instability

•	Potentially adverse tax consequences

•	Higher costs associated with doing business internationally

These risks could harm our international expansion efforts, which could adversely affect our business prospects and operating results.

We may have difficulty scaling and adapting our infrastructure to accommodate increased traffic and technology advances or changing business requirements, which could lead to the loss of subscribers and cause us to incur expenses to implement infrastructure changes.

To be successful, our network infrastructure has to perform well and be reliable. The greater the user traffic and the greater the complexity of our platforms and tools, the more computing power we will need. We expect to spend substantial amounts to purchase and/or lease data centers and equipment and to upgrade our technology and network infrastructure to handle traffic and to roll out new platforms and tools. If this expansion is not successfully implemented, or if we experience inefficiencies and operational failures during the implementation, the quality of our platforms and tools and our users’ experience could decline. Resulting cost increases, loss of subscribers and/or failure to accommodate new technologies or changing business requirements could have a material adverse affect on our operating results and financial condition.

We rely on bandwidth providers, data centers and other third parties for key elements of providing users with our platforms and tools and any failure or interruption in the services and products provided by these third parties could harm our ability to operate our business and damage our reputation.

We rely on third-party vendors, including data center and bandwidth providers. Any disruption in the network access or co-location services provided by these third-party providers or any failure of these third-party providers to handle current or higher volumes of use could adversely impact our business. Any errors, failures, interruptions or delays experienced in connection with these third-party technologies and information services could negatively impact our relationship with users and adversely affect our business operations and could expose us to liabilities to third parties.

Our systems are also heavily reliant on the availability of electricity, which also comes from third-party providers.

Interruption or failure of our information technology and communications systems could impair our ability to effectively provide our platforms and tools. Any damage to or failure of our systems could result in interruptions in service. Interruptions in service could reduce our revenues and profits, and our brand could be damaged. Our systems are vulnerable to damage or interruption from earthquakes, terrorist attacks, floods, fires, power loss, telecommunications failures, computer viruses, computer denial of service attacks and similar events. Our data center is located in an area with a high risk of major earthquakes. Our data center is also subject to break-ins, sabotage and intentional acts of vandalism and to potential disruptions if the operators of these facilities have financial difficulties. Some of our systems are not fully redundant and our disaster recovery planning cannot account for all eventualities. The occurrence of a natural disaster, a decision to close a facility we are using without adequate notice or other unanticipated problems at our data centers could result in lengthy interruptions in our service.

We may utilize insurance to mitigate certain risks and, to the extent the cost of insurance increases and/or changes in coverage occur, our operating results may be negatively affected.

We may utilize insurance to cover certain potential risks and liabilities. In the current environment, insurance companies are increasingly specific about what they will and will not insure. It is possible that we may not be able to secure sufficient insurance to meet our needs, may have to pay higher than anticipated prices for the coverage or we may not be able to acquire any insurance for certain types of business risk. Additionally, we may elect to decline insurance coverage in certain instances and this could leave us exposed to potential claims. If we were found liable for a significant claim in the future, our operating results could be negatively impacted.

Our business depends on increasing use of the Internet by users sharing information and content.

Our future success is partially dependent on the continued growth and maintenance of the Internet infrastructure. This includes maintenance of a reliable network backbone with the necessary speed, data capacity and security for providing reliable Internet services. Internet infrastructure may be unable to support the demands placed on it if the number of Internet users continues to increase or if existing or future Internet users access the Internet more often or increase their bandwidth requirements. In addition, viruses, worms and similar programs may harm the performance of the Internet. The Internet has experienced a variety of outages and other delays as a result of damage to portions of its infrastructure, and it could face outages and delays in the future. These outages and delays could reduce the level of Internet usage as well as our ability to provide our platforms and tools.

Our quarterly financial results may fluctuate, which may lead to volatility in our stock price.

Our future revenues and operating results may vary significantly from quarter-to-quarter due to a number of factors, many of which are outside of our control. Factors that could cause our quarterly operating results to fluctuate include:

•	demand for our platforms and tools;

•	our pricing and marketing strategies and those of our competitors;

•	our ability to attract users to our free trail and convert those users into paying customers;

•	our ability to retain customers and generate new revenues through new subscriptions;

•	our ability to sustain our profit margins;

•	the costs of customer acquisition;

•	our ability to manage our production and customer service operations;

•	the costs of expanding or enhancing our website technology;

•	a significant increase in subscriber cancellations for customers who are not satisfied with our products;

•	volatility in our stock price, which may lead to higher stock-based compensation expense under newly adopted accounting standards.

Based on the factors cited above, we believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance. It is possible that in one or more future quarters, our operating results may be below the expectations of public market analysts, if any and investors. In that event, the trading price of our common stock may decline.

Recent accounting changes may make it more difficult for us to achieve profitability.

As a publicly-traded company, we are subject to the Sarbanes-Oxley Act of 2002, including Section 404 of the Sarbanes-Oxley Act, the implementation and future audit requirements of which we expect to be costly and could impact our results of operations in future periods.

In addition, the Financial Accounting Standards Board now requires us to follow Statement No. 123 (revised 2004), “Share Based Payment,” or SFAS No. 123R. Under SFAS No. 123R, companies must calculate and record in their statement of operations the cost of equity instruments, such as stock options or restricted stock, awarded to employees for services received beginning in the first quarter of their 2006 fiscal year. SFAS No. 123R adversely impacted our operating results for year ended December 31, 2007 in the amount of approximately $435,100, and we expect an adverse impact from the stock options in future periods in an aggregate amount of approximately $1,109,300. This, together with the impact on net income of any additional options we grant in the future, could make it difficult for us to achieve profitability.

We have a limited operating history, which makes it difficult to evaluate our business and prospects.

Our company was formed in July 2005, and we have only a limited operating history on which investors can base an evaluation of our business and prospects. As an Internet company in the early stage of development, we face increased risks, uncertainties, expenses and difficulties. To address these risks and uncertainties, we must do the following:

•	maintain and increase our number of customers;

•	maintain and enhance our brand;

•	maintain and grow our website properties and customer operations;

•	enhance and expand our platforms and tools;

•	successfully execute our business and marketing strategy;

•	continue to develop and upgrade our technology and information processing systems;

•	continue to enhance our service to meet the needs of a changing market;

•	provide superior customer service;

•	respond to competitive developments; and

•	attract, integrate, retain and motivate qualified personnel.

We may be unable to accomplish one or more of these things, which could cause our business to suffer. In addition, accomplishing one or more of these things might be very expensive, which could harm our financial results.

We may have difficulty managing our operating growth and expanding our operations successfully.

We have grown from 6 employees as of December 31, 2006 to 11 employees as of December 31, 2007. Our growth has placed, and will continue to place, a strain on our administrative and operational infrastructure. Our ability to manage our operations and growth will require us to continue to refine our operational, financial and management controls, human resource policies and reporting systems.

If we are unable to manage future expansion, we may not be able to implement improvements to our controls, policies and systems in an efficient or timely manner and may discover deficiencies in existing systems and controls. Our ability to provide a high-quality customer experience could be compromised, which would damage our reputation and brand and substantially harm our business and results of operations

Competitive pricing pressures may harm our business and results of operations.

Demand for our platforms and tools is sensitive to price. Many external factors, including our production and personnel costs and our competitors’ pricing and marketing strategies, can significantly impact our pricing strategies. If we fail to meet our customers’ price expectations, we could lose customers, which would harm our business and results of operations.  Changes in our pricing strategies have had, and may continue to have, a significant impact on our net revenues and net income.  As we generate the majority of our net revenues from recurring subscription prices. In the event that competitive pressures require us to offer discounted subscription prices, our net revenues and results of operations would be negatively impacted.

We face intense competition from a range of competitors and may be unsuccessful in competing against current and future competitors.

The user-generated content industry is intensely competitive, and we expect competition to increase in the future. Competition may result in pricing pressures, reduced profit margins or loss of market share, any of which could substantially harm our business and results of operations. We face intense competition from some companies which have significantly longer operating histories, larger and broader customer bases, greater brand recognition and greater financial, research and development and distribution resources than we do. These competitors include:

•	My Family
•	JotSpot
•	Amiglia
•	Family Lobby
•	My Great Big Family
•	EasySite
•	Connected Family

The numerous choices for user-generated content website services can cause confusion for consumers, and may cause them to choose to use one of our competitors, some of whom may have greater name recognition than we do. In addition, some of our competitors who are seeking to establish an online presence may be able to devote substantially more resources to website and systems development. Also, larger, more established and better capitalized entities may acquire, invest in or partner with other online competitors. We may also face competition from new entrants that are well funded and that may choose to prioritize growing their market share and brand awareness instead of profitability. Competitors and new entrants in the user-generated content industry may also seek to develop new products, technologies or capabilities that could render obsolete or less competitive many of the platforms and technology that we offer, which could harm our business and results of operations.

If we are unable to adequately control the costs associated with operating our business, our results of operations will suffer.

The primary costs in operating our business are related to product research and development, acquiring customers, compensating our personnel, and hosting.  If we are unable to keep these costs aligned with the level of expected future revenues that we may generate, our results of operations could be harmed. The challenge in controlling our business costs is made more difficult by the fact that many of the factors that impact these costs are beyond our control. For example, the costs of online advertising and keyword search could increase significantly due to increased competition, which would increase our customer acquisition costs.

The loss of our Chief Executive Officer, key personnel, an inability to attract and retain additional personnel or difficulties in the integration of new members of our management team into our company could affect our ability to successfully grow our business.

We are highly dependent upon the continued service and performance of Mr. Michael Sawtell, our Chief Executive Officer, President and Sole Director.  Mr. Sawtell is also our principal shareholder and founder.  The loss of Mr. Sawtell may significantly delay or prevent the achievement of our business objectives.  Further, we are highly dependent upon the continued service and performance of key technical, marketing and production personnel. The loss of these key employees, each of whom is “at will” could terminate his or her employment relationship with us at any time, which may significantly delay or prevent the achievement of our business objectives.

We believe that our future success will also depend in on our continued ability to identify, hire, train and motivate qualified personnel. We face intense competition for qualified individuals from numerous technology, marketing, financial services, manufacturing and e-commerce companies. In addition, competition for qualified personnel is particularly intense in the Irvine, California area, where our headquarters are located. We may be unable to attract and retain suitably qualified individuals who are capable of meeting our growing operational and managerial requirements, or may be required to pay increased compensation in order to do so, and our failure to attract and retain qualified personnel could impair our ability to implement our business plan.

We may not succeed in promoting, strengthening and continuing to establish the DPI brand, which would prevent us from acquiring new customers and increasing revenues.

A component of our business strategy is the continued promotion and strengthening of the DPI brand. Due to the competitive nature of the user-generated content markets, if we are unable to successfully promote the DPI brand, we may fail to achieve any substantial revenues. Customer awareness of, and the perceived value of, our brand will depend largely on the success of our marketing efforts and our ability to provide a consistent, high-quality customer experience. To promote our brand, we have incurred, and will continue to incur, substantial expense related to advertising and other marketing efforts.

Our ability to provide a high-quality customer experience also depends, in large part, on external factors over which we may have little or no control, including the reliability and performance of our suppliers and third-party Internet and communication infrastructure providers. Our failure to provide customers with high-quality services for any reason could substantially harm our reputation and our efforts to develop DPI as a trusted brand. The failure of our brand promotion activities could adversely affect our ability to attract new customers and maintain customer relationships, and, as a result, substantially harm our business and results of operations.

The success of our business depends on continued production of user-generated content digital images, and videos.

Our growth is highly dependent upon the continued trend by consumers to generate their own content, digital images, and videos. The user-generated content market is rapidly evolving, characterized by changing technologies, intense price competition, additional competitors, evolving industry standards, frequent new service announcements and changing consumer demands and behaviors. To the extent that user-generation of their own content, digital images, and videos does not continue to grow as expected, our anticipated revenue growth would likely suffer. Moreover, we face significant risks that, if the user-generated content evolves in ways that we are not able to address due to changing technologies or consumer behaviors, pricing pressures, or otherwise, our current platforms and tools may become unattractive, which would likely result in the loss of customers and a decline in net revenues and/or increased expenses.

If affordable broadband access does not become widely available to consumers, our revenue growth will likely suffer.

Because our business currently involves consumers accessing memory-heavy websites and uploading large data files, we are highly dependent upon the availability of affordable broadband access to consumers. Many areas of the country still do not have broadband access, and the cost of broadband access may be too expensive for many potential customers. To the extent that broadband access is not available or not adopted by consumers due to cost, our revenue growth would likely suffer.

Interruptions to our website servers, information technology systems, or customer service operations could damage our reputation and brand and substantially harm our business and results of operations.

The satisfactory performance, reliability and availability of our website servers, information technology systems and customer service operations are critical to our reputation, and our ability to attract and retain customers and to maintain adequate customer satisfaction. Any interruptions that result in the unavailability of our website or reduced service performance or customer service could result in negative publicity, damage our reputation and brand and cause our business and results of operations to suffer.

Because we depend in part on third parties for the implementation and maintenance of certain aspects of our service hosting, and because many of the causes of system interruptions or interruptions in the production process may be outside of our control, we may not be able to remedy such interruptions in a timely manner, or at all.

Capacity constraints and system failures could prevent access to our website servers, which could harm our reputation and negatively affect our net revenues.

Our business requires that we have adequate capacity in our computer systems to cope with the high volume of visits to our user websites. As our operations are anticipated to grow in size and scope, we will need to improve and upgrade our computer systems and network infrastructure in the ordinary course of business to offer customers enhanced and new products, services, capacity, features and functionality. The expansion of our systems and infrastructure may require us to commit substantial financial, operational and technical resources before the volume of our business increases, with no assurance that our anticipated net revenues will increase.

Our ability to provide high-quality products and service depends on the efficient and uninterrupted operation of our computer and communications systems. If our systems cannot be expanded in a timely manner to cope with increased website traffic, we could experience disruptions in service, slower response times, lower customer satisfaction, and delays in the introduction of new platforms and tools. Any of these problems could harm our reputation and cause us not to achieve any revenues.

If we are not able to reliably meet our data storage and management requirements, customer satisfaction and our reputation could be harmed.

As a part of our current business model, we offer our customers free trial websites and sharing of their user-generated content and, as a result, must store and manage hundreds of gigabytes of data. These results in immense system requirements and substantial ongoing technological challenges, both of which are expected to continue to increase over time. If we are not able to reliably meet these data storage and management requirements, we could have disruptions in services which could impair customer satisfaction and our reputation and lead to reduced net revenues and increased expenses. Moreover, if the cost of meeting these data storage and management requirements increases, our results of operations would be harmed.

Our technology, infrastructure and processes may contain undetected errors or design faults that could result in decreased production, limited capacity or reduced demand.

Our technology, infrastructure and processes may contain undetected errors or design faults. These errors or design faults may cause our website technology to fail and result in loss of, or delay in, market acceptance of our platforms and tools. If we experience a delay in a product release that results in customer dissatisfaction during the period required to correct errors and design faults, we would lose revenue or not achieve any new revenue. In the future, we may encounter scalability limitations, in current or future product releases, infrastructure and processes that could seriously harm our business.

If we are unable to develop, market and sell new platforms and tools to additional market verticals, our results of operations may suffer.

Although historically we have focused our business on consumer markets for families, we intend to address, and demand may shift to, expanding our platforms and tools into new verticals. We may not successfully expand our existing services or create new platforms and tools for new market segments or develop a significantly broader customer base. Any failure to address additional market opportunities could result in loss of market share, which would harm our business, financial condition, and results of operations.

We may undertake acquisitions to expand our business, which may pose risks to our business and dilute the ownership of our existing stockholders.

A key component of our business strategy includes the selective pursuit of businesses acquisitions, technologies or services. Integrating any newly acquired businesses, technologies or services is likely to be expensive and time consuming. To finance any acquisitions, it may be necessary for us to raise additional funds through public or private financings. Additional funds may not be available on terms that are favorable to us, and, in the case of equity financings, would result in dilution to our stockholders. If we do complete any acquisitions, we may be unable to operate the acquired businesses profitably or otherwise implement our strategy successfully. If we are unable to integrate any newly acquired entities, technologies or services effectively, our business and results of operations will suffer. The time and expense associated with finding suitable and compatible businesses, technologies or services could also disrupt our ongoing business and divert our management’s attention. Future acquisitions by us could also result in large and immediate write-offs or assumptions of debt and contingent liabilities, any of which could substantially harm our business and results of operations. We have no agreements or commitments with respect to any future acquisitions.

The inability to acquire or maintain domain names for our website could substantially harm our business and results of operations.

We currently are the registrant of the “DPI” mark in numerous jurisdictions and of the Internet domain name for our website, digitalpostinteractive.com, as well as various related domain names. Domain names generally are regulated by Internet regulatory bodies and are controlled also by trademark and other related laws. If we lose the ability to use our DPI mark in a particular country or our domain name, we could be forced to either incur significant additional expenses to market our products within that country, including the development of a new brand and the creation of new promotional materials and packaging, or elect not to sell products in that country. Either result could substantially harm our business and results of operations.

Furthermore, the regulations governing domain names and laws protecting trademarks and similar proprietary rights could change in ways that block or interfere with our ability to use relevant domains or our current brand. Also, we might not be able to prevent third parties from registering or retaining domain names that interfere with our consumer communications or infringe or otherwise decrease the value of our trademarks and other proprietary rights. Regulatory bodies also may establish additional generic or country-code top-level domains or modify the requirements for holding domain names. As a result, we might not be able to acquire or maintain the domain names that utilize the name DPI in all of the countries in which we currently or intend to conduct business.

We may be negatively affected if we are required to charge sales taxes in additional jurisdictions or other taxes on purchases.

We do not collect or have imposed upon us sales or other taxes related to the platforms and tools we sell, except for certain corporate level taxes and sales tax in California. However, additional states or one or more countries may seek to impose sales or other tax collection obligations on us in the future. A successful assertion by any country or state in which we do business that we should be collecting sales or other taxes on the sale of our products could result in substantial tax liabilities for past or future sales, if any, discourage customers from purchasing products from us, decrease our ability to compete with traditional retailers or otherwise substantially harm our business and results of operations.

Currently, decisions of the U.S. Supreme Court restrict the imposition of obligations to collect state and local sales and use taxes with respect to sales made over the Internet. However, implementation of the restrictions imposed by these Supreme Court decisions is subject to interpretation by state and local taxing authorities. While we believe that these Supreme Court decisions currently restrict state and local taxing authorities in the United States from requiring us to collect sales and use taxes from purchasers located within their jurisdictions, taxing authorities could disagree with our interpretation of these decisions. Moreover, a number of states in the United States, as well as the U.S. Congress, have been considering various initiatives that could limit or supersede the Supreme Court’s position regarding sales and use taxes on Internet sales. If any state or local taxing jurisdiction were to disagree with our interpretation of the Supreme Court’s current position regarding state and local taxation of Internet sales, or if any of these initiatives were to address the Supreme Court’s constitutional concerns and result in a reversal of its current position, we could be required to collect additional sales and use taxes from purchasers. The imposition by state and local governments of various taxes upon Internet commerce could create administrative burdens for us and could decrease our future net sales.

Government regulation of the Internet and e-commerce is evolving, and unfavorable changes or failure by us to comply with these regulations could substantially harm our business and results of operations.

We are subject to general business regulations and laws as well as regulations and laws specifically governing the Internet and e-commerce. Existing and future laws and regulations may impede the growth of the Internet or other online services. These regulations and laws may cover taxation, restrictions on imports and exports, customs, tariffs, user privacy, data protection, pricing, content, copyrights, distribution, electronic contracts and other communications, consumer protection, the provision of online payment services, broadband residential Internet access and the characteristics and quality of platforms and tools. It is not clear how existing laws governing issues such as property ownership, sales and other taxes, libel and personal privacy apply to the Internet and e-commerce as the vast majority of these laws were adopted prior to the advent of the Internet and do not contemplate or address the unique issues raised by the Internet or e-commerce. Those laws that do reference the Internet are only beginning to be interpreted by the courts and their applicability and reach are therefore uncertain.

Our practice of offering free platforms and tools could be subject to judicial or regulatory challenge.

We regularly offer free trials as an inducement for customers to try our products. Although we believe that we conspicuously and clearly communicate all details and conditions of these offers, we may be subject to claims from individuals or governmental regulators that our free offers are misleading or do not comply with applicable legislation, which claims may be expensive to defend and could divert management’s time and attention. If we become subject to such claims in the future, or are required or elect to curtail or eliminate our use of free offers, our results of operations may be harmed.

Our failure to protect the confidential information of our customers and networks against security breaches and the risks associated with credit card fraud could damage our reputation and brand and substantially harm our business and results of operations.

A significant prerequisite to online commerce and communications is the secure transmission of confidential information over public networks. Our failure to prevent security breaches could damage our reputation and brand and substantially harm our business and results of operations. For example, a majority of our sales are billed to our customers’ credit card accounts directly and customers log on using their e-mail address. We rely on encryption and authentication technology licensed from third parties to effect the secure transmission of confidential information, including credit card numbers. Advances in computer capabilities, new discoveries in the field of cryptography or other developments may result in a compromise or breach of the technology used by us to protect customer transaction data. In addition, any party who is able to illicitly obtain a user’s password could access the user’s transaction data or personal information. Any compromise of our security could damage our reputation and brand and expose us to a risk of loss or litigation and possible liability which would substantially harm our business and results of operations. In addition, anyone who is able to circumvent our security measures could misappropriate proprietary information or cause interruptions in our operations. We may need to devote significant resources to protect against security breaches or to address problems caused by breaches.

In addition, under current credit card practices, we are liable for fraudulent credit card transactions because we do not obtain a cardholder’s signature. We do not currently carry insurance against this risk. To date, we have experienced minimal losses from credit card fraud, but we continue to face the risk of significant losses from this type of fraud. Our failure to adequately control fraudulent credit card transactions could damage our reputation and brand and substantially harm our business and results of operations.

Changes in regulations or user concerns regarding privacy and protection of user data could harm our business.

Federal, state and international laws and regulations may govern the collection, use, sharing and security of data that we receive from our customers. In addition, we have and post on our website our own privacy policies and practices concerning the collection, use and disclosure of customer data. Any failure, or perceived failure, by us to comply with our posted privacy policies or with any data-related consent orders, Federal Trade Commission requirements or other federal, state or international privacy-related laws and regulations could result in proceedings or actions against us by governmental entities or others, which could potentially harm our business. Further, failure or perceived failure to comply with our policies or applicable requirements related to the collection, use or security of personal information or other privacy-related matters could damage our reputation and result in a loss of customers.

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

If you purchase shares of our common stock, you may not be able to resell those shares at or above your original purchase price. An active or liquid market in our common stock may not develop or, if it does develop, it may not be sustainable. The market price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

•	price and volume fluctuations in the overall stock market;

•	changes in operating performance and stock market valuations of other technology companies generally, or those in our industry in particular;

•	actual or anticipated fluctuations in our operating results;

•	the financial projections, if any, we may provide to the public, any changes in these projections or our failure to meet these projections;

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

The price of our common stock could decline if there are substantial sales of our common stock and if there is a large number of shares of our common stock available for sale. As of December 31, 2007, we  have 53,550,840 outstanding shares of our common stock, of which 37,950,840 are unregistered and originally issued as restricted and 15,600,000 shares of our common stock have been previously registered under Form SB-2/A filed on or about December 27, 2005, and therefore are freely sold in the public market.

Also, we may register the issuance of all shares of common stock that we have issued related to the Merger and shares sold in or underlying convertible debt and derivative instruments and other subsequent financings, as well as issue shares under our employee equity incentive plans. Once we register the issuance of these shares, they can be freely sold in the public market upon issuance. Additionally, the SEC has recently revised Rule 144, generally easing the limitations surrounding selling restricted shares in to the public market, and having the legend removed from restricted shares, all without a registration statement for such shares.

The market price of the shares of our common stock could decline due to sales of a substantial number of our shares in the public market or the perception in the market that the holders of a large number of shares intend to sell their shares.

Our directors, executive officers and principal stockholders have substantial control over US and could delay or prevent a change in corporate control.

As of December 31, 2007, our directors, executive officers and holders of more than 5% of our common stock, together with their affiliates, will beneficially own, in the aggregate, approximately 59.6% of our outstanding common stock. As a result, these stockholders, if acting together, may have the ability to determine the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these persons, acting together, may have the ability to control the management and affairs of our company. Accordingly, this concentration of ownership may harm the market price of our common stock by:

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

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, the Sarbanes-Oxley Act of 2002 and the rules and regulations of the OTCBB. The requirements of these rules and regulations increase our legal, accounting and financial compliance costs, make some activities more difficult, time-consuming or costly and may also place undue strain on our personnel, systems and resources.

The Sarbanes-Oxley Act will require, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. This can be difficult to do. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, significant resources and management oversight will be required. We have a substantial effort ahead of us to improve the effectiveness of our control environment and our internal control over financial reporting. As a result, management’s attention may be diverted from other business concerns, which could harm our business, financial condition and results of operations. These efforts will also involve substantial accounting related costs. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on the OTCBB market.

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

OTCBB market is separate and distinct from the Nasdaq Stock Market and any national stock exchange, such as the New York Stock Exchange or the American Stock Exchange. Although the OTC Bulletin Board is a regulated quotation service that displays real-time quotes, last sale prices, and volume information in over-the-counter equity securities like our common stock, we are not required to meet or maintain any qualitative or quantitative standards for our common stock to be quoted on the OTCBB. Our common stock does not presently meet the minimum listing standards for listing on the Nasdaq Stock Market or any national securities exchange, which could affect our stockholders’ ability to access trading information about our common stock. Additionally, we are required to satisfy the reporting requirements under the Securities Exchange Act of 1934, as amended. If we fail to do so, our shares may no longer be quoted on the OTCBB.

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

ITEM 7.      Financial Statements And Supplementary Data.

The financial statements required by this Item begin on Page F-1 of this Form 10-KSB, and include:

ITEM 8. Changes In And Disagreements With Accountants On Accounting And Financial Disclosure

On February 26, 2007, we dismissed the accounting firm of Schumacher & Associates Inc. as our principal accountant.  The report of Schumacher & Associates Inc. on the financial statements for the fiscal year ended January 31, 2006, did not include any adverse opinion or disclaimer of opinion, or any qualification or modification as to uncertainty, audit scope or accounting principles, except for the addition of an explanatory paragraph regarding the Company's ability to continue as a going concern. There were no disagreements with Schumacher & Associates Inc. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to the satisfaction of Schumacher & Associates Inc., would have caused it to make reference to the subject matter of such disagreement in their reports on ouir financial statements.

On March 7, 2007, we engaged the accounting firm of Haskell & White LLP as our independent registered public accounting firm.

The Board of Directors approved the change in principal accountants discussed above.

ITEM 8A and 8A(T).  Controls and procedures

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective due to the material weaknesses in our internal control over financial reporting as of December 31, 2007, described below.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system is designed to provide reasonable assurance to our management, the Board of Directors and investors regarding reliable preparation and presentation of published financial statements. Nonetheless, all internal control systems, no matter how well designed, have inherent limitations. Even systems determined to be effective as of a particular date can only provide reasonable assurance with respect to reliable financial statement preparation and presentation.

A material weakness in internal control over financial reporting is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (United States) Auditing Standard No. 5), or a combination of control deficiencies, that result in there being a reasonable possibility that a material misstatement in the annual or interim financial statements would not be prevented or detected.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (COSO). Based on our assessment, we believe that, as of December 31, 2007, our internal control over financial reporting was ineffective based on those criteria, in consideration of the material weaknesses described below.

Control environment.  We did not maintain an effective control environment. Specifically, (i) our board of directors consists of a sole director and no other members, (ii) our audit committee consists of a single independent member, and, (iii) we did not maintain a sufficient number of personnel in the areas of accounting and financial reporting.

Financial close and reporting.  We did not maintain sufficient number of accounting personnel supporting the financial close and reporting processes to ensure: (i) changes and entry to spreadsheets utilized in the financial reporting process were properly reviewed, (ii) analysis and reconciliation of significant accounts were properly reviewed, and, (iii) proper review of period close entries and procedures.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.   Management’s report was not subject to  attestation by the Company’ registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.  Management’s report is deemed furnished, rather than filed, for purposes of liability under Section 18 of the 1934 Act.

Remediation Activities

The following activities expect to remediate the material weaknesses: (i) we anticipate appointing additional members of our Board of Directors and Audit Committee, and, (ii) upon sufficient funding, we anticipate hiring additional accounting personnel to improve our overall control environment, account analysis and financial close and reporting process. Management is committed to correcting material weaknesses and will continue to evaluate appropriate remediation plans.

Changes in Internal Control Over Financial Reporting.

There have been no changes in our internal control over financial reporting during the last fiscal year that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  However, our most recent assessment resulted in discovering material weaknesses noted above.

ITEM 8B.   Other Information

None.

PART III

ITEM 9. Directors, Executive Officers, Promoters And Control Persons And Corporate Governance; Compliance With Section 16(A) Of The Exchange Act

Changes in Directors and Executive Officers

On January 30, 2007, as part of the Merger, the then existing directors of HomAssist, Ms. Irene Braham, Mr. Ernest Cheung and Mr. Danny Hon resigned and Mike Sawtell, Old TFP’s single existing director was appointed as our new sole director.  Also, on January 30, 2007, as part of the Merger, Irene Braham, President and Chief Executive Officer and Ernest Cheung, Chief Executive Officer resigned as the executive officers of HomAssist and were replaced by Mike Sawtell and Steven Dong who were appointed as our new President and Chief Executive Officer and Chief Financial Officer, respectively.

Directors and Executive Officers

The following persons are our current executive officers and directors since January 30, 2007, and hold the offices set forth opposite their names:

Name	Age	Position
Michael Sawtell	49	Chairman and Sole Director of the Board of Directors, Chief Executive Officer and President
Steven Dong	41	Chief Financial Officer

Michael Sawtell is the founder and Chief Executive Officer of TFP since July 2005.  Prior to then, he was President and Chief Operating Officer of Interchange Corporation, a publicly-held Internet advertising and local search company from March of 2000 to April of 2005. From 1993 to 2000, Mr. Sawtell was the Chief Operating Officer and the Vice President of Sales for Informative Research, one of the largest mortgage services firms in the United States. From 1986 to 1993, Mr. Sawtell worked as a director of operations on the B-2 Stealth Bomber program for Northrop Grumman Corporation, a global defense company. He has also held key operational positions at General Dynamics, another global defense company.

Steven Dong has been our Chief Financial Officer since January 30, 2007.  From March 2006, he served as TFP’s consulting CFO under an agreement with a consulting firm owned by Mr. Dong.  Prior thereto, from 1999 to 2002, Mr. Dong served as Chief Financial Officer of Taitron Components, Inc., a publicly-held semi-conductor company. From 1995 to 1999, Mr. Dong served as a financial consultant specializing in assisting publicly held companies by serving as their interim Chief Financial Officer. From 1988 to 1995, Mr. Dong was employed by Coopers & Lybrand, LLP. Mr. Dong is a Certified Public Accountant and a member in good standing with the American Institute of Certified Public Accountants and California State Board of Accountancy.

Family Relationships

There are no family relationships among the individuals comprising our board of directors, management and other key personnel.

Involvement in Certain Legal Proceedings.

During the past five years, none of the following have occurred that are material to an evaluation of the ability or integrity of any director, person nominated to become a director, executive officer, promoter or control person of the Company:

   1.  Any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

   2.  Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

   3.  Being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and

   4.  Being found by a court of competent jurisdiction (in a civil action) , the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Compliance With Section 16(a) of the Exchange Act

The Company does not have a class of equity securities registered pursuant to Section 12 of the Exchange Act, and therefore the Company’s officers, directors and 10% stockholders are not required to file Forms 3, 4 and 5 with the SEC.

Changes to Nominating Process

There have been no changes to the nominating process or adoption of procedures by which security holders may recommend nominees to the small business issuer's board of directors.

Board Committees

Audit Committee

David Vanderhorst is our Audit Committee member. Mr. Vanderhorst is an “audit committee financial expert” in accordance with SEC rules. Stockholders should understand that this designation is a disclosure requirement of the SEC related to Mr. Vanderhorst’s experience and understanding with respect to certain accounting and auditing matters. The designation does not impose upon Mr. Vanderhorst any duties, obligations, or liability that are greater than are generally imposed on him as a member of the Audit Committee.  Because we are not a listed issuer, the members of the Audit Committee are not subject to the independence requirements of any national securities exchange or association.  Mr. Vanderhorst is a non-related party and independent to the Company.

REPORT OF THE AUDIT COMMITTEE

The following Report of the Audit Committee does not constitute soliciting material and should not be deemed filed or incorporated by reference into any other Company filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent we specifically incorporate this Report by reference therein.

The Audit Committee of the Board of Directors operates pursuant to a written charter. Our Audit Committee charter is available on our website, www.dglp.com. The Committee did not meet but once acted by unanimous written consent during fiscal 2007 to fulfill its responsibilities. To ensure independence, the Audit Committee also meets separately with the Company’s independent registered public accounting firm and members of management. The sole member of the Audit Committee is a non-employee and satisfies the SEC requirements with respect to independence, financial sophistication and experience.

The role of the Audit Committee is to oversee the Company’s financial reporting process on behalf of the Board of Directors. Management of the Company has the primary responsibility for the Company’s consolidated financial statements as well as the Company’s financial reporting process, principles and internal controls. The independent registered public accounting firm is responsible for performing an audit of the Company’s financial statements and expressing an opinion as to the conformity of such consolidated financial statements with generally accepted accounting principles.

In this context, the Audit Committee has reviewed and discussed the audited financial statements of the Company as of and for the year ended December 31, 2007, with management and the independent registered public accounting firm. These reviews included discussion with the outside independent registered public accountants of matters required to be discussed pursuant to Statement on Auditing Standards No. 61 (Communication with Audit Committees). In addition, the Audit Committee has received the written disclosures and the letter from the independent registered public accountants required by Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees), as currently in effect, and it has discussed with the independent registered public accountants its independence from the Company.

Based on the reports and discussions described above, the Audit Committee recommended to the Board of Directors that the audited financial statements be included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007, for filing with the Securities and Exchange Commission.

    /s/ David Vanderhorst

March 28, 2008

Other Committees

The Board intends to appoint such persons and form such committees as are required to meet the corporate governance requirements imposed by the national securities exchanges.  Therefore, we intend that a majority of our directors will eventually be independent directors and at least one director will continue to qualify as an “audit committee financial expert.” Additionally, the Board is expected to appoint a nominating committee and compensation committee, and to adopt charters relative to each such committee. Until further determination by the Board, the full Board will undertake the duties of the compensation committee and nominating committee.

Code of Ethics

We have formally adopted a written code of ethics that applies to our board of directors, principal executive officer, principal financial officer and employees; it can be found on our website at www.dglp.com.

ITEM 10.     Executive Compensation.

Compensation Discussion and Analysis

With respect to our executive compensation policies, the board of directors had determined that until a business combination or other strategic transaction was completed, we would continue to compensate our executive officer on a basis commensurate with cash compensation and benefit levels suitable with our cash position as a new company.

The following discussion and analysis reflects the compensation arrangements that we had with our executive officers.  After the Merger, and upon additional financing, if any, we expect to round out our management team. Our board of directors intends to review and modify, as necessary, our executive compensation policies in light of our current status as a new operating company and working capital (deficit) positions.  This review will be conducted with the goal of compensating our executives so as to maximize their, as well as our, performance.

Chief Executive Officer Compensation

Mr. Sawtell has served as our Chief Executive Officer and our Sole Director from July 2005.  From July 2005 through December 31, 2006, Mr. Sawtell did not have any employment agreement with us and received an annual salary of $75,000. Effective January 30, 2007, we entered into an employment agreement with Mr. Sawtell (See Executive Employment Contracts below) to serve as our Chief Executive Officer and President.

Compensation of Other Executive Officers

Mr. Dong has served as our Consulting Chief Financial Officer from March 2006 under a contract with a financial consulting firm owned by Mr. Dong.  Effective January 30, 2007, we entered into an employment agreement with Mr. Dong (See Executive Employment Contracts below) to serve as our Chief Financial Officer.

Stock Options

Stock options generally have been granted to our executive officer at the time of hire and at such other times as the board of directors has deemed appropriate, such as in connection with a promotion or upon nearing full vesting of prior options.  In determining option grants, the board of directors has considered the same industry survey data as used in its analysis of base salaries and bonuses, and has strived to make awards that are in line with its competitors. In general, the number of shares of common stock underlying the stock options granted to each executive has reflected the significance of that executive’s current and anticipated contributions to us.

In addition, the stock option grants made by the board of directors are designed to align the interests of management with those of the stockholders. In order to maintain the incentive and retention aspects of these grants, the board of directors has determined that a significant percentage of any officer’s stock options should be unvested option shares.

The value that may be realized from exercisable options depends on whether the price of the common stock at any particular point in time accurately reflects our performance. However, each individual optionholder, and not the board of directors, makes the determination as to whether to exercise options that have vested in any particular year.

During 2005, Mr. Sawtell was granted an option to purchase 4,511,833 shares of our common stock and during 2006, Mr. Sawtell was granted an option to purchase 6,767,749 shares of our common stock.  These options were partially cancelled, as discussed further below in Item 7. Certain Relationships And Related Transactions, And Director Independence.  During 2007 Mr. Sawtell was not granted any options.

In March 2006, options to purchase 902,367 shares of our common stock were granted to a financial consulting firm owned by Mr. Dong and in November 2006, he was granted an option to purchase 225,592 shares of our common stock. These options were partially cancelled, as discussed further below in Item 7. Certain Relationships And Related Transactions, And Director Independence. During 2007 Mr. Dong was granted an option to purchase 875,000 shares of our common stock, as discussed further below.

Compliance with Internal Revenue Code Section 162(m)

Section 162(m) of the Internal Revenue Code generally disallows a tax deduction to a public company for compensation over $1 million paid to its Chief Executive Officer and its four other most highly compensated executive officers. However, if certain performance-based requirements are met, qualifying compensation will not be subject to this deduction limit.  Although the limitations of Section 162(m) generally have not been of concern to us while we were a shell corporation, we intend to consider the requirements of Section 162(m) in developing our compensation policies now that we are an operating company.

Summary Compensation Table

The following table sets forth certain compensation information as to our Chief Executive Officer and Chief Financial Officer who were our executive officers (the “Named Executive Officers”), for each of the years ended December 31, 2007 and 2006; no other executive officers had compensation of more than $100,000 annually for 2006, and 2007:

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year		Salary ($) (1)	Bonus ($)	Stock Awards ($)	Option Awards ($) (2)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (3)		Total ($)
Michael Sawtell President and Chief Executive Officer	2007 2006		185,800 75,000	50,000 --	-- --	195,400 25,600	-- --	-- --	18,900 15,000	(3)	450,100 115,600
Steven Dong Chief Financial Officer	2007 2006	(5) (5)	146,800 --	-- --	-- --	18,900 --	-- --	-- --	45,000 --	(4)	210,700 --

(1)
Mr. Sawtell and Mr. Dong entered into employment agreements on January 30, 2007, (further discussed below) for annual salaries of $210,000 and $175,000, respectively.  The amounts shown above include the amounts paid starting on January 30, 2007 through December 31, 2007.

(2)
The value of the options granted to our named executives has been estimated pursuant to Statement of Financial Accounting Standards No. 123R,  Share-Based Payment ("SFAS 123R"), using the Black-Scholes option pricing model with the following weighted average assumptions: For 2007: expected life of 4.5 years, volatility of 45%, risk-free interest of 4.43%, and no dividend yield; for 2006: expected life of 4.5 years, volatility of 45%, risk-free interest of 4.69%, and no dividend yield.  See the table below for the grants made and see Note 8 of the Notes to the Consolidated Financial Statements included elsewhere in this report for a description of the vesting schedule of option awards granted under the 2007 SOP.

(3)	Includes deferred salary for Mr. Sawtell in the amount of $8,100 that was accrued yet unpaid as of December 31, 2007, and car allowance paid in the amount of $10,800.
(4)
Includes deferred salary for Mr.Dong in the amount of $6,700, respectively, that was accrued yet unpaid as of December 31, 2007; and other compensation amounts due to Steven Dong in the amount of  $38,300; both the $6,700 and $38,300 were used as consideration from Mr. Dong to purchase $45,000 of convertible notes in October, 2004, see Note 7 of the Notes to the Consolidated Financial Statements included elsewhere in this report for a description of the convertible notes financing.

(5)
Mr. Dong became an employee on January 30, 2007, as a result, no amounts are shown paid to him as an employee during 2006. From March 2006 through January 30, 2007, Mr. Dong performed consulting work for us pursuant to a consulting agreement with a firm owned by Mr. Dong.  We paid this consulting firm $11,600 and $81,000 during 2006 and 2007, respectively, see Note 9 of the Notes to the Consolidated Financial Statements included elsewhere in this report for a description of transactions with the consulting firm owned by Mr. Dong.  Additionally, the consulting firm was granted options to purchase 1,127,958 shares of our common stock in 2006 which SFAS 123R related expense incurred amounted to $11,800 in 2006 and $21,500 in 2007.

Grants of Plan-Based Awards

The following table provides information regarding grants of plan-based awards that we granted to the Named Executive Officers during the fiscal year ended December 31, 2007. All options were granted at the fair market value of our common stock on the date of grant, as determined by our board of directors.  Each option represents the right to purchase one share of our common stock. Generally, none of the shares subject to options are vested at the time of grant and 25% of the shares subject to such option grants vest on the date which is nine months from the date of grant. The remainder of the shares vests in equal nine month installments over the remaining 27 months thereafter.

2007 Plan-Based Awards Table and Outstanding Equity Awards at Fiscal Year-End

The following table provides information regarding exercisable and unexercisable stock options held by the Named Executive Officers as of December 31, 2007.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date

Mike Sawtell, CEO	5,075,811		1,691,938	(3)	$ 0.09	11/13/2012

Steven Dong, CFO	-		875,000	(7)	$ 0.70	10/4/2013
	338,387	(2)	112,796	(2) (4)	$ 0.09	3/15/2011
	191,409	(2)	112,799	(2) (5)	$ 0.04	3/15/2011
	169,194	(2)	56,398	(2) (6)	$ 0.09	4/3/2011

(1) An option to purchase 4,511,833 shares of our common stock granted to Mr. Sawtell was cancelled unexercised pursuant to the Merger on January 30, 2007.  None of the 4,511,833 remain outstanding as of December 31, 2007.

(2) Mr. Dong became an employee on January 30, 2007. From March 2006 through January 30, 2007, Mr. Dong performed consulting work for us pursuant to a consulting agreement with a firm owned by Mr. Dong.  We granted options to purchase
451,183, 451,183 and 225,592 to this consulting firm owned by Mr. Dong.

(3) 1,691,938 option shares will vest on July 31, 2008.
(4) 112,796 option shares will vest on July 31, 2008.
(5) 112,799 option shares will vest on July 31, 2008.
(6) 56,398 option shares will vest on July 31, 2008.
(7) 218,750 option shares will vest on each of the dates: July 4, 2008; April 4, 2009; October 4, 2009; and April 4, 2010.

Name	Grant Date		All Other Stock Awards: Number of Shares of Stock or Units(#)		Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards

Mike Sawtell, CEO	--
	11/13/2006		6,767,749		$ .09	$ 260,300
	7/14/2005	(1)	4,511,833		$ .04	$ 44,200

Steven Dong, CFO	10/4/2007		875,000		$ .70	$ 263,400
	3/15/2006	(2)	451,183	(2)	$ .04	$ 17,400
	3/15/2006	(2)	451,183	(2)	$ .09	$ 25,900
	4/3/2006	(2)	225,592	(2)	$ .09	$ 17,400

Compensation of Directors and Committee Members

We have agreed to pay Mr. Vanderhorst, our sole audit committee member $2,500 per fiscal quarter.  There are presently no other arrangements providing for payments to directors for director or consulting services.  We expect to establish these arrangements shortly upon increased business activities.

Executive Employment Contract

Employment Agreement with Michael Sawtell

We entered into an employment agreement with Mr. Sawtell, our Chief Executive Officer on January 30, 2007. The employment agreement has a term of five years and automatically renews for additional one year terms unless either party terminates it with at least 30 days notice to the other party.

The material terms of the agreement are:  (i) base annual salary of $210,000; (ii) participation in our standard employee benefit plans; (iii) initial one time bonus of $50,000 for successful closing of Merger; (iv) reimbursable expenses customarily given to Executives; (v) other bonuses at the discretion of the board of directors and (vi) severance arrangements described below.

If we terminate Mr. Sawtell’s employment agreement without cause, or if Mr. Sawtell resigns for good reason, each as defined in the agreement, we are obligated to pay Mr. Sawtell the greater of his annual salary for the remaining term of the agreement or three years of his annual salary rate at the time of termination without cause or resignation for good reason, benefits for 24 months following the date of termination, and the right for 24 months from the date of termination to exercise all vested options granted to him prior to that time; provided that in the event the termination occurs within 120 days of the execution of an agreement which results in a change of control, as described below, vesting of all options will be accelerated and in the event the termination occurs outside of such 120 day period, all unvested options that would have vested had Mr. Sawtell’s employment agreement remained in force through the end of the initial term will be fully vested immediately prior to such termination.

Employment Agreement with Steven Dong

We entered into an employment agreement with Mr. Dong, our Chief Financial Officer on January 30, 2007. The employment agreement has a term of two years and automatically renews for additional one year terms unless either party terminates it with at least 30 days notice to the other party.

The material terms of the agreement are:  (i) base annual salary of $175,000; (ii) participation in our standard employee benefit plans; (iii) initial one time bonus of $30,000 for successful closing of Merger (iv) reimbursable expenses customarily given to Executives; (v) various bonuses related to performance metrics; (vi) other bonuses at the discretion of the board of directors and (vii) severance arrangements described below.

If we terminate Mr. Dong’s employment agreement without cause, or if Mr. Dong terminates the agreement with good reason, each as defined in the agreement, we are obligated to pay Mr. Dong: (i) his annual salary and other benefits earned prior to termination, (ii) the greater of his annual salary for the remaining term of the agreement or his annual salary payable over one year, (iii) benefits for 12 months following the date of termination, and (iv) the right for 12 months from the date of termination to exercise all vested options granted to him prior to that time; provided that in the event the termination occurs within 120 days of the execution of an agreement which results in a change of control, as described below, vesting of all options will be accelerated and in the event the termination occurs outside of such 120 day period, all unvested options that would have vested had Mr. Dong’s employment agreement remained in force through the end of the initial term will be fully vested immediately prior to such termination.

 Each of the employment agreements discussed above provide for the immediate vesting of stock options granted pursuant thereto upon (i) a change in control of us or (ii) a termination of the executive’s employment without cause or for good reason within 120 days prior to the execution and delivery of an agreement which results in a change in control. Additionally, a change in control constitutes “good reason” under the terms of each of the agreements, thus permitting each of Mr. Sawtell and Mr. Dong to terminate his respective employment and receive the severance benefits discussed above. Under the terms of each employment agreement, a change in control is deemed to have occurred if, as a result of a tender offer, other acquisition, merger, consolidation or sale or transfer of assets, any person(s) (as used in Sections 13(d) or 14(d) of the Securities Exchange Act of 1934) becomes the beneficial owner (as defined in regulations promulgated under the Exchange Act) of a total of fifty percent (50%) or more of either our outstanding common stock or our assets; provided, however, that a change of control is not deemed to have occurred if a person who beneficially owned fifty percent (50%) or more of our common stock as of the effective date of the respective employment agreement continued to do so during the term the employment agreement.

The employment agreements with Mr. Sawtell and Mr. Dong also contain standard confidentiality provisions that apply indefinitely and non-solicitation provisions that will apply during the term of the employment agreements and for a 12-month period thereafter.

Compensation Committee Interlocks and Insider Participation

During 2007, we did not have a compensation committee or another committee of the board of directors performing equivalent functions.  Instead the entire board of directors performed the function of compensation committee.  As a sole member of the board of directors, Mr. Sawtell, our chief executive officer and sole board of director, approved the executive compensation, however, there were no deliberations relating to executive officer compensation during 2007.

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

Beneficial ownership is determined in accordance with the rules of the SEC and is calculated based on 53,550,840 shares of our common stock issued and outstanding on December 31, 2007.  In computing the number of shares beneficially owned by a person and the percentage of ownership of that person, shares of common stock subject to options held by that person that are currently exercisable, as appropriate, or will become exercisable within 60 days of the reporting date are deemed outstanding, even if they have not actually been exercised.  Those shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

Unless otherwise indicated in the table, the persons and entities named in the table have sole voting and sole investment power with respect to the shares set forth opposite the stockholder’s name.  The address of each stockholder is listed in the table.

Name and Address of Beneficial Owner	Beneficially Owned		Percent of Class

Mike Sawtell, CEO and Sole Director (1)	27,760,566	(3)	47.35%
Steve Pavlick (2)	3,317,524		6.20%
Steven Dong, CFO (1)	3,296,680	(4)	6.06%

All executive officers and directors as a group (2 persons)	31,057,246	(3)(4)	53.41%

(1)	3240 El Camino Real, Suite #230, Irvine, CA 92602.
(2)	c/o DigitalPost Interactive, Inc., 3240 El Camino Real, Suite #230, Irvine, CA 92602.
(3)	Includes 3,383,875 shares that can be issued to Mr. Sawtell pursuant to options to purchase shares of our common stock within 60 days.
(4)
Includes 698,989 shares that can be issued to a consulting firm owned by Mr. Dong pursuant to options to purchase shares of our common stock within 60 days; 112,500 conversion shares that can be issued upon conversion of convertible notes and 56,250 warrant shares that can be issued pursuant to convertible note warrants.

Stock Option Agreements

Summary of Stock Option Agreements

During 2005 and 2006, Old TFP had granted stock options under certain stock option agreements as approved, amended and administered by its Board of Directors and permitted the granting of options for the purchase of up to 7,724,850 shares of Old TFP common stock.

As part of the Merger, in exchange for options to purchase 7,724,850 shares of Old TFP common stock, we issued to the holders thereof options to purchase an aggregate of 17,426,615 shares of our common stock under the terms and conditions of the Company’s 2007 Incentive and Nonstatutory Stock Option Plan.  As part of the terms and conditions of the Old TFP

Option Agreements, 50% of the options granted and oustanding just prior to the Merger fully vested and became exercisable as a result of the Merger transaction itself.  As a result, 8,713,308 of the 17,426,615 options issued became fully vested and exercisable.

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

2007 Incentive and Nonstatutory Stock Option Plan

On January 30, 2007, the Board of Directors approved and a majority of the Company’s stockholders ratified by consent the Company’s 2007 Incentive and Nonstatutory Stock Option Plan (“Plan”).  The 17,426,615 options to purchase our common stock issued under the terms of the Merger (discussed above) have been issued pursuant to the Plan.

During the year ended December 31, 2007, 11,267,533 options were granted, 10,595,226 have been cancelled and no options have been exercised.  As of December 31, 2007, there were 18,098,922 options outstanding and 6,901,078 available to grant pursuant to the Plan.

Summary of the Plan

The Plan is intended to further the growth and our financial success by providing additional incentives to selected employees, directors, and consultants and our subsidiary corporations, as those terms are defined in Sections 424(e) and 424(f) of the Internal Revenue Code of 1986, as amended (the "Code") (such subsidiary corporations hereinafter collectively referred to as "Affiliates") so that such employees and consultants may acquire or increase their proprietary interest in us. Stock options granted under the Plan (hereinafter "Options") may be either "Incentive Stock Options," as defined in Section 422A of the Code and any regulations promulgated under said Section, or "Nonstatutory Options" at the discretion of the Board of Directors of the Company (the "Board") and as reflected in the respective written stock option agreements granted pursuant hereto.

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

FEDERAL INCOME TAX CONSEQUENCES

The holder of an ISO does not realize taxable income upon the grant or upon the exercise of the option (although the option spread is an item of tax preference income potentially subject to the alternative minimum tax). If the stock acquired upon exercise of the options is sold or otherwise disposed of within two (2) years from the option grant date or within one year from the exercise date then, in general, gain realized on the sale is treated as ordinary income to the extent of the option spread at the exercise date, and the Company receives a corresponding deduction. Any remaining gain is treated as capital gain. If the stock is held for at least two (2) years from the grant date and one year from the exercise date, then gain or loss realized upon the sale will be capital gain or loss and the Company will not be entitled to a deduction. A special basis adjustment applies to reduce the gain for alternative minimum tax purposes.

An optionee does not realize taxable income upon the grant of an NQO. In general, the holder of a NQO realizes ordinary income in an amount equal to the difference between the exercise price and the market value on the date of exercise. The Company is entitled to an expense deduction at the same time and in a corresponding amount.

ITEM 12. Certain Relationships And Related Transactions and Director Independence

On May 15, 2007, we entered into an agreement with a company whereby its chief executive officer is also a related party of ours pursuant to an advisory agreement and is also a member of our Board of Advisors. The agreement called for us to provide custom web site pages for a total amount of $20,000, of which the $20,000 was paid and recorded to revenue during the year ended December 31, 2007.

On June 15, 2007, pursuant to a consulting agreement, we granted an option to purchase 75,000 shares of our common stock to a consultant who is also a sibling of our chief executive officer.

As of December 31, 2007 we owed an executive officer $54,000 (see Note 6 to the Consolidated Financial Statements enclosed elsewhere in this report).

Commencing from March 1, 2006 through January 30, 2007, a stockholder also served as Old TFP’s financial consultant under a consulting agreement with a firm owned by the stockholder.  On January 30, 2007, we entered into an employment agreement with the stockholder to become our chief financial officer (further discussed below). From January 1, 2007 to January 30, 2007, for consulting services rendered, the consulting firm received $11,700 cash proceeds. The consulting agreement also provides cash finder’s fees of 10% of any gross proceeds raised through an introduction made by the consultant and was amended to 7.5% through December 31, 2007. During the twelve months ended December 31, 2007, the Company incurred $81,800 as financing costs of which $72,000 cash was paid to the consulting firm for finder’s fees owed to the consulting firm during the twelve months ended December 31, 2007.  The remaining amount of $9,800 was relinquished by the consulting firm as partial consideration for amending the 7.5% finder’s fee back to 10%. As a result, the Company owed no amounts as of December 31, 2007 to the consulting firm. During the year ended December 31, 2006, the Company paid the stockholder pursuant to the consulting agreement $11,600 for services provided.

In October 2007, one of the five investors who entered into the Convertible Notes (see Note 7 to the Consolidated Financial Statements included elsewhere in this report) was our chief financial officer.  We owed the chief financial officer $92,300 at the time of the offering, of which, the chief financial officer exchanged $45,000 of the $92,300 due for $45,000 of Convertible Notes.  As of December 31, 2007, the remaining $47,300 owed to the officer was relinquished by the officer in partial consideration for amending the finder’s fee related to an agreement with a consulting firm owned by the officer (further discussed above) from 7.5% back to 10%.  As a result, no amounts were due to the officer as of December 31, 2007.

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

The material terms of the chief executive officer’s agreement are: (i) base annual salary of $210,000; (ii) participation in our standard employee benefit plans; (iii) initial one time bonus of $50,000 for successful closing of Merger; (iv) reimbursable expenses customarily given to executives; (v) other bonuses at the discretion of the board of directors and (vi) severance arrangements described below. If the Company terminates the chief executive officer’s employment agreement without cause, or if the chief executive officer resigns for good reason, each as defined in the agreement, the Company is obligated to pay the chief executive officer the greater of his annual salary for the remaining term of the agreement or three years of his annual salary rate at the time of termination without cause or resignation for good reason, benefits for 24 months following the date of termination, and the right for 24 months from the date of termination to exercise all vested options granted to him prior to that time; provided that in the event the termination occurs within 120 days of the execution of an agreement which results in a change of control, as described below, vesting of all options will be accelerated and in the event the termination occurs outside of such 120 day period, all unvested options that would have vested had the chief executive officer’s employment agreement remained in force through the end of the initial term will be fully vested immediately prior to such termination. The agreement is partially cancelable because the Company did not raise a minimum of $2 million within 90 days of the Merger, however, the Company does not expect to terminate the executive’s agreement as of the date of this report.

The material terms of the chief financial officer’s agreement are: (i) base annual salary of $175,000; (ii) participation in our standard employee benefit plans; (iii) initial one time bonus of $30,000 for successful closing of Merger (iv) reimbursable expenses customarily given to executives; (v) various bonuses related to performance metrics; (vi) other bonuses at the discretion of the board of directors and (vii) severance arrangements described below. If the Company terminates the chief financial officer’s employment agreement without cause, or if the chief financial officer terminates the agreement with good reason, each as defined in the agreement, the Company is obligated to pay the chief financial officer: (i) his annual salary and other benefits earned prior to termination, (ii) the greater of his annual salary for the remaining term of the agreement or his annual salary payable over one year, (iii) benefits for 12 months following the date of termination, and (iv) the right for 12 months from the date of termination to exercise all vested options granted to him prior to that time; provided that in the event the termination occurs within 120 days of the execution of an agreement which results in a change of control, as described below, vesting of all options will be accelerated and in the event the termination occurs outside of such 120 day period, all unvested options that would have vested had the chief financial officer’s employment agreement remained in force through the end of the initial term will be fully vested immediately prior to such termination. The agreement is partially cancelable because the Company did not raise a minimum of $2 million within 90 days of the Merger, however, the Company does not expect to terminate the executive’s agreement as of the date of this report.

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

ITEM 13. Exhibits

Exhibit No.	Description
2.1	Merger Agreement, dated January 16, 2007, between HomAssist Corporation and The Family Post, Inc. as filed on Form 8k, filed February 1, 2007, incorporated by reference
3.1	Articles of Incorporation as filed on Form SB-2, filed April 28, 2005, incorporated by reference
3.2	Bylaws as filed on Form SB-2, filed April 28, 2005, incorporated by reference
3.3	Amendment to Bylaws as filed on Form 8-K, filed January 17, 2007, incorporated by reference
3.4	Certificate of Amendment to Articles of Incorporation as filed on Form 8-K, filed January 25, 2007, incorporated by reference
10.1	2007 Incentive and Non Statutory Stock Option Plan as filed on Form 8-K, filed February 1, 2007, incorporated by reference
10.2	Independent Consultant Stock Option Agreement dated as of July 1, 2005 between The Family Post and William Sawtell as filed on Form 8-K, filed February 1, 2007, incorporated by reference
10.3	Employment Agreement and Stock Option Agreement dated as of March 15, 2006 between The Family Post and Samir Patel as filed on Form 8-K, filed February 1, 2007, incorporated by reference
10.4	Executive Employment and Indemnification Agreement dated as of January 30, 2007, between us and Michael Sawtell as filed on Form 8-K, filed February 1, 2007, incorporated by reference
10.5	Executive Employment and Indemnification Agreement dated as of January 30, 2007, between us and Steven Dong as filed on Form 8-K, filed February 1, 2007, incorporated by reference
10.6	Form Stock Subscription Agreement, Form Stock Option Agreement, Form Amended Stock Subscription Agreement as filed on Form 8-K, filed February 1, 2007, incorporated by reference
10.7	Form of Stock Subscription Agreement, incorporated by reference from the Registrant’s Form 10-QSB, filed with the Securities and Exchange Commission on May 15, 2007.
10.8	Form of Convertible Note and Warrant Agreement, incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 9, 2007.
10.9	Form of Regulation-S Stock Purchase Agreement between the Registrant and Imini Enterprises Corporation, dated January 8, 2008
10.10	Form of Stock Subscription Agreement between the Registrant and Step Management Limited dated April 20, 2007.
10.11	Financial Advisory Agreement between the Registrant and Norm Farra dated September 29, 2007.
10.12	Investor Relations Agreement between the Registrant and Crown Financial dated November 13, 2007
10.13	Amendment to Investor Relations Agreement between the Registrant and Crown Financial dated February 12, 2008
10.14
Partner Agreement between DigitalPost Interactive, Inc and BowTie, Inc. dated October 26, 2007 incorporated by reference from the Registrant’s Form 8-K filed with the Securities and Exchange Commission on November 1, 2007.

10.15
Agreement between DigitalPost Interactive, Inc and Upromise, Inc. dated November 9, 2007 incorporated by reference from the Registrant’s Form 8-K filed with the Securities and Exchange Commission on November 9, 2007.

10.16
Agreement between DigitalPost Interactive, Inc and Upromise, Inc. dated November 9, 2007 incorporated by reference from the Registrant’s Form 8-K filed with the Securities and Exchange Commission on November 9, 2007.

10.17
Agreement between DigitalPost Interactive, Inc and Pictage, Inc. dated November 27, 2007 incorporated by reference from the Registrant’s Form 8-K filed with the Securities and Exchange Commission on November 28, 2007.

10.18
Agreement between DigitalPost Interactive, Inc. and Mitsubishi Digital Electronics America, Inc. dated January 8, 2008, incorporated by reference from the Registrant’s Form 8-K filed with the Securities and Exchange Commission on January 9, 2008.

10.19
Agreement between DigitalPost Interactive, Inc. and Onscribe, Inc. dated February 12, 2008, incorporated by reference from the Registrant’s Form 8-K filed with the Securities and Exchange Commission on February 15, 2008.

10.20
Agreement between DigitalPost Interactive, Inc. and Disneyland® Resort, A Division of Walt Disney World Co. dated March 21, 2008, incorporated by reference from the Registrant’s Form 8-K filed with the Securities and Exchange Commission on March 21, 2008.

10.21
Agreement between DigitalPost Interactive, Inc. and Disneyland® Resort, A Division of Walt Disney World Co. and Taylor Morrison, Inc. dated March 21, 2008, incorporated by reference from the Registrant’s Form 8-K filed with the Securities and Exchange Commission on March 21, 2008.

14.1	Code of Business Conduct and Ethics as filed on form 8-K, filed January 30, 2007, as filed on form 8k, filed February 1, 2007, incorporated by reference
21.1	List of Subsidiaries of the Company as filed on form 8-K, filed January 30, 2007, as filed on form 8k, filed February 1, 2007, incorporated by reference
31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Michael Sawtell
31.2	Rule 13a-14(a)/ 15d-14(a) Certification of Steven Dong
32.1	Certification Pursuant to 18 U.S.C. section 1350 of Michael Sawtell
32.2	Certification Pursuant to 18 U.S.C. section 1350 of Steven Dong

ITEM 14. Principal Accountant Fees and Services

Audit Fees.

The aggregate fees billed by our independent registered public accounting firm for professional services rendered for the audit of our annual financial statements for the years ended December 31, 2007 and 2006 and for the reviews of the financial statements included in our Quarterly Reports on Form 10-QSB during those fiscal years were $53,750 and $10,000, respectively.

The aggregate fees billed by our predecessor auditors, for professional services rendered for the audit of our annual financial statements for the year ended January 31, 2006 and for the reviews of the financial statements included in our Quarterly Reports on Form 10-QSB during that fiscal year were $17,100.

Audit Related Fees.

We incurred no other audit related fees during the years ended December 31, 2007 and 2006.

Tax Fees.

We incurred fees for tax related services during the years ended December 31, 2007 and 2006 in the amounts of $3,000 and none, respectively.

All Other Fees.

We did not incur any other fees billed by auditors for services rendered to us, other than the services covered in "Audit Fees" for the years ended December 31, 2007 and 2006.

The Board of Directors has considered whether the provision of non-audit services is compatible with maintaining the principal accountant's independence.

Audit Committee Pre-Approval Policies And Procedures

The Company’s Audit Committee has policies and procedures that require the pre-approval by the Audit Committee of all fees paid to, and all services performed by, the Company’s independent accounting firms. At the beginning of each year, the Audit Committee approves the proposed services, including the nature, type and scope of services contemplated and the related fees, to be rendered by these firms during the year. In addition, Audit Committee pre-approval is also required for those engagements that may arise during the course of the year that are outside the scope of the initial services and fees pre-approved by the Audit Committee.

Pursuant to the Sarbanes-Oxley Act of 2002, the fees and services provided as noted in the table above were authorized and approved by the Audit Committee in compliance with the pre-approval policies and procedures described herein.

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
Title: Chief Executive Officer, President and Sole Director

By: /s/ Steven Dong
Name Steven Dong
Title: Chief Financial Officer and Principal Accounting Officer

Date:       March 28, 2008

DIGITALPOST INTERACTIVE, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
DigitalPost Interactive, Inc.

We have audited the accompanying consolidated balance sheet of DigitalPost Interactive, Inc (the “Company”), a Nevada corporation, as of December 31, 2007, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the each of the years ended December 31, 2007 and 2006.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the  consolidated financial position of the Company as of December 31, 2007, and the consolidated results of its operations and its cash flows for each of the years ended December 31, 2007 and 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has incurred losses from operations and negative cash flows from operations since inception and has limited working capital. These and other matters raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans regarding those matters are also described in Note 3. The accompanying consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.

/s/ HASKELL & WHITE LLP

Irvine, California
March 28, 2008

DIGITALPOST INTERACTIVE, INC.
CONSOLIDATED BALANCE SHEET

December 31,
2007
Assets
Current assets
Cash and cash equivalents	$88,400
Other current assets	2,400
Total current assets	90,800
Property and equipment, net	64,200
Web site development costs, net	103,300
Other assets	8,200
Total assets	$266,500

Liabilities and Stockholders' Deficit
Current liabilities
Accounts payable	$41,700
Accrued expenses	86,900
Deferred revenue	58,900
Due to stockholder	54,000
Total current liabilities	241,500

Convertible promissory notes, net	221,100
Total liabilities	462,600

Commitments and contingencies (Note 10)

Stockholders’ deficit (Note 8)

Preferred Stock, $.001; 20,000,000
shares authorized; no shares
issued and outstanding	-
Common Stock, $.001 par value; 480,000,000
shares authorized; 53,550,840 shares
issued and outstanding	53,600
Additional paid in capital	3,244,500
Accumulated deficit	(3,494,200)
Stockholders’ deficit	(196,100)
Total liabilities and stockholders’ deficit	$266,500

The accompanying notes to consolidated financial statements are an integral part of this balance sheet.

DIGITALPOST INTERACTIVE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year	Year
	Ended	Ended
	December 31,	December 31,
	2007	2006
Revenues:
Subscription	$98,100	$13,900
Professional services	20,000	-
Total Revenue	118,100	13,900

Cost of Revenues:
Subscription	40,600	10,600
Professional services	7,500	-
Total Cost of Revenue	48,100	10,600

Gross Profit	70,000	3,300

Operating expenses:
Research and development	361,700	106,400
Sales and marketing	685,400	171,700
General and administrative	1,568,100	467,900

Total operating expenses	2,615,200	746,000

Loss from operations	(2,545,200)	(742,700)

Other income (expenses), net	700	(300)

Net loss	$(2,544,500)	$(743,000)

Weighted average outstanding shares	55,136,982	69,380,822

Basic and Diluted Loss Per Share	$(.046)	$(.011)

The accompanying notes to consolidated financial statements are an integral part of this statement.

DIGITALPOST INTERACTIVE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLERS’ DEFICIT
YEARS ENDDED DECEMBER 31, 2006 AND 2007

	Common Stock, $.001 Par Value		Additional		Total
			Paid In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balance at December 31, 2005	21,882,389	$ 21,900	$ 256,100	$ (206,700)	$ 71,300

Issuance of common stock for cash	10,476,476	10,500	884,500	-	895,000
Issuance of common stock for services	168,517	200	14,700	-	14,900
Issuance of common stock for exercise of options	146,975	100	6,400	-	6,500
Financing cost related to issuance of common stock	-	-	(46,500)	-	(46,500)
Non cash stock based compensation related to stock options granted	-	-	87,000	-	87,000
Net loss	-	-		(743,000)	(743,000)
Balance at December 31, 2006	32,674,357	32,700	1,202,200	(949,700)	285,200

Issuance of common stock for services	78,957	100	-	-	100
Issuance of common stock for reprice	4,419,976	4,400	(4,400)	-	-
Issuance of common stock related to merger	15,660,000	15,700	(15,700)	-	-
Issuance of common stock for cash	717,550	700	1,129,300	-	1,130,000
Beneficial conversion feature and warrants issued related to issuance of convertible promissory notes	-	-	623,900	-	623,900
Financing cost related to issuance of common stock	-	-	(153,000)	-	(153,000)
Non cash stock based compensation related to stock options granted	-	-	435,100	-	435,100
Non cash stock based compensation related to warrants granted	-	-	27,100	-	27,100
Net loss	-	-	-	(2,544,500)	(2,544,500)
Balance at December 31, 2007	53,550,840	$ 53,600	$ 3,244,500	$ (3,494,200)	$ (196,100)

The accompanying notes to consolidated financial statements are an integral part of this statement.

DIGITALPOST INTERACTIVE, INC.
STATEMENTS OF CASH FLOWS

	Year	Year
	Ended	Ended
	December 31, 2007	December 31, 2006
Cash flows from operating activities
Net loss	$(2,544,500)	$(743,000)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation and amortization	55,500	33,600
Non-cash stock-based compensation	462,200	96,400
Finders fee and compensation due to shareholders	107,900	-
Amortization of debt discount	78,000	-

Changes in operating assets and liabilities:
Other assets	(10,000)	5,000
Accounts payable	4,000	20,600
Accrued expenses	71,400	13,000
Deferred revenue	50,800	8,200
Net cash used by operating activities	(1,724,700)	(566,200)
Cash flows from investing activities
Acquisition of property and equipment	(58,300)	(7,000)
Acquisition and development of software	(54,400)	(34,600)
Net cash used by investing activities	(112,700)	(41,600)
Cash flows from financing activities
Proceeds from the issuance of common stock	1,130,000	895,000
Proceeds from the issuance of convertible promissory notes	722,000	-
Financing costs	(153,000)	(34,500)
Due to shareholder	(110,200)	46,600
Net cash provided by financing activities	1,588,800	907,100
Net (decrease) increase in cash and cash equivalents	(248,600)	299,300
Cash and cash equivalents, beginning of period	337,000	37,700
Cash and cash equivalents, end of period	$88,400	$337,000

Supplemental disclosures:
Cash paid for income taxes	$1,600	$800
Cash paid for interest	$900	$-
Finders fees and additional compensation due to stockholders accrued	$180,300	$-
Convertible promissory note issued for amount due to stockholder	$45,000	$-
Common stock issued for finders fees and services	$-	$21,455

The accompanying notes to consolidated financial statements are an integral part of this statement.

1.           BASIS OF PRESENTATION, ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Merger

Prior to January 30, 2007, the Company was known as HomAssist Corporation, a Nevada corporation (“HomAssist”).  On January 30, 2007, the Company acquired The Family Post, Inc, a privately held California corporation (“Old TFP”). Immediately following the Merger (as defined below in Note 2), the Company changed its name to DigitalPost Interactive, Inc. (“DPI”, “we” or the “Company”) and began operating Old TFP’s business of internet content sharing as its operating subsidiary (“New TFP”).

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

Basis of Presentation

As discussed further below in Note 2, immediately following the Merger, there were 52,833,385 shares of Company common stock outstanding, of which the pre-Merger stockholders of Old TFP owned approximately 70.4% and the pre-Merger stockholders of HomAssist owned approximately 29.6%. As a result, Old TFP has been treated as the acquiring company for accounting purposes.  The Merger has been accounted for as a reverse acquisition in accordance with generally accepted accounting principles in the United States of America, or “U.S. GAAP.”  Reported results of operations of the combined group after completion of the transaction reflects Old TFP’s operations.

Basis of Consolidation

The accompanying consolidated financial statements include the accounts of DPI and New TFP (as defined below in Note 2) its wholly-owned subsidiary.

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

Web Site Development Costs

Under Emerging Issues TaskForce Statement 00-2, Accounting for Web Site Development Costs (“EITF 00-2”), costs and expenses incurred during the planning and operating stages of the Company’s web site are expensed as incurred. Under EITF 00-2, costs incurred in the web site application and infrastructure development stages are capitalized by the Company and amortized to expense over the web site’s estimated useful life or period of benefit. As of December 31, 2007, the Company capitalized $103,300, net of accumulated amortization, related to its web site development.

Research and Development Costs

The Company expenses research and development costs as incurred.

Revenue Recognition

The Company’s subscription revenues are generated from monthly subscriptions for web site hosting services. The typical subscription agreement includes the usage of a personalized web site and hosting services. The individual deliverables are not independent of each other and are not sold or priced on a standalone basis. Costs to complete the web site and prepare it for the use of an end customer are minimal, and are expensed to cost of revenues as incurred. Upon the completion of a customer’s signup and initial hosting of the web site, the subscription is offered free of charge for a two week trial period during which the customer can cancel at anytime. In accordance with SAB No. 104, after the two week trial period has ended, revenue is recognized when all of the following conditions are satisfied: (1) there is persuasive evidence of an arrangement; (2) the service has been provided to the customer; (3) the amount of fees to be paid by the customer is fixed or determinable; and (4) the collection of the Company’s fees is probable. These criteria are met monthly as the Company’s service is provided on a month-to-month basis, and collections are generally made in advance of the services. There is no provision for refunds as of December 31, 2007, as the Company’s historical refund experience has been minimal.

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

Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Due to the anti-dilutive nature of the Company’s stock options, there is no effect on the calculation of weighted average shares for diluted net loss per common share. As a result, the basic and diluted net losses attributable per common share amounts are identical. 21,366,422 and 24,453,793, shares of potentially dilutive securities have been excluded for twelve month periods ended December 31, 2007 and 2006, respectively, because their effect was anti-dilutive.

Stock-Based Compensation

In December 2004, the Financial Accounting Standard Board (“FASB”) issued Statement of Financial Accounting Standards (SFAS) No. 123R, Share-Based Payment, which addresses the accounting for employee stock options. SFAS No. 123R requires that the cost of all employee stock options, as well as other equity-based compensation arrangements, be reflected in the consolidated  financial statements based on the estimated fair value of the awards. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period (usually the vesting period). The Company also applies the measurement provisions of EITF 96-18 to awards granted to nonemployees.

The Company adopted SFAS No. 123R on January 1, 2006, using the modified-prospective transition method. Under the modified-prospective transition method, prior periods of the Company’s financial statements are not restated for comparison purposes. In addition, the measurement, recognition and attribution provisions of SFAS No. 123R apply to new grants and grants outstanding on the adoption date. Estimated compensation expense for outstanding grants at the adoption date will be recognized over the remaining vesting period using the compensation expense calculated for the pro forma disclosure purposes under SFAS No. 123, Accounting for Stock-Based Compensation. The Company’s calculations were made using the Black-Scholes option-pricing model with the following weighted average assumptions: expected life of 4.5 years; 45 percent stock price volatility; risk-free interest rate of 4.4%; forfeitures rate of 10% and no dividends during the expected term. During twelve month periods ended December 31, 2007 and 2006, the Company recognized employee stock option expense of $435,100 and $87,000, respectively.

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of December 31, 2007, the carrying value of accounts payable, loans from stockholders, and accrued liabilities approximated fair value due to the short-term nature and maturity of these instruments.  The fair value of the convertible promissory notes has not been estimated since the cost of doing so would be excessively expensive and not practicable.  See Note 7 for the terms of the convertible promissory notes.

Concentration of Risk

As of December 31, 2007, the Company maintained its cash account at one commercial bank. The cash balance at December 31, 2007, did not exceed the FDIC coverage limit.

Advertising

Advertising and promotion costs are charged to operations when incurred. For the year ended December 31, 2007 and 2006, advertising and promotion costs amounted to $282,800 and $60,315, respectively.

Impairment of Long-Lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives when events or circumstances lead management to believe that the carrying value of an asset may not be recoverable. For the year ended December 31, 2007 and 2006, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

Deferred Finance Costs

The Company defers as other assets the direct incremental costs of raising capital until such time as the offering is completed. At the time of the completion of the offering, the costs are charged against the capital raised. Should the offering be terminated, deferred offering costs are charged to operations during the period in which the offering is terminated.

Estimates

The consolidated financial statements are prepared on the basis of accounting principles generally accepted in the United States of America. The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of December 31, 2007, and expenses for the year ended December 31, 2007 and 2006. Actual results could differ from those estimates made by management.

Stock split

On July 13, 2006, the Board of Directors authorized a 26-for-1 stock split of HomeAssist  $0.001 par value common stock.  As a result of the split, 70,000,000 additional shares were issued and capital and additional paid-in capital were adjusted accordingly. All references in the accompanying financial statements to the number of common shares and per share amounts have been retroactively restated to reflect the stock split.

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

On January 30, 2007, immediately following the Merger, there were 52,833,385 shares of DPI common stock outstanding, of which the pre-Merger stockholders of HomAssist owned approximately 29.6% and the pre-Merger stockholders of Old TFP owned approximately 70.4%.  As a result, Old TFP has been treated as the acquiring company for accounting purposes.  The Merger has been accounted for as a reverse acquisition in accordance with generally accepted accounting principles in the United States of America, or “U.S. GAAP.”  Reported results of operations of the combined group after completion of the transaction reflects Old TFP’s operations.

Unless otherwise indicated or the context otherwise requires, the terms “Company” and “DPI,” refer to DigitalPost Interactive, Inc. (formerly known as HomAssist Corporation) and its affiliates, including its subsidiary New TFP, after giving effect to the Merger.

3.           GOING CONCERN AND MANAGEMENT’S PLANS

During the period from January 1, 2006 through January 30, 2007, the Company completed capital formation activities, and raised an aggregate amount of $895,000 from the sale of its common stock. On January 30, 2007, the Company completed the Merger (see further discussion in Note 2) to conduct additional capital formation activities through the issuance of its common stock as a source of capital to more aggressively market its products and services, and increase its revenue generating activities. On April 3, 2007, the Company agreed to a $4 million private placement for the issuance of up to 2.5 million restricted common shares of the Company at $1.57 per share.  The Company received $1,130,000 of the $4 million private placement which was closed in October 2007.  Subsequently, the Company commenced a convertible debt financing (“Convertible Notes”), pursuant to which it had raised $767,000 as of December 31, 2007 (see Note 7 for further discussion).  In January 2008, the Company entered into a $1 million private placement with foreign investors under a Regulation S Stock Purchase agreement, which the Company has received $430,100 as of March 28, 2008 (see Note 13 for further discussion). The Company expects to raise additional funds either through sale of additional Convertible Notes, or other debt or equity financings during the remaining of 2008.  The offer and sale of the securities above were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in (i) Rule 506 promulgated under the Securities Act and in Section 4(2) and Section 4(6) of the Securities Act and/or Rule 506 of Regulation D or (ii) Rule 501 of Regulation S.

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate the continuation of the Company as a going concern. The Company has not established sufficient sources of revenue to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of December 31, 2007, the cash resources of the Company are insufficient to meet its current working capital needs and on going business plan. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

4.           PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

December 31, 2007

Computer equipment and software	$49,800
Furniture and fixtures	37,500
Less -accumulated depreciation and amortization	(23,100)
$64,200

5.           WEB SITE DEVELOPMENT COSTS

Web site development costs consisted of the following:
December 31, 2007

Website development costs	$173,300
Less -accumulated amortization	(70,000)
$103,300

6.           DUE TO STOCKHOLDER

As of December 31, 2007, $54,000 was due to an officer of the Company and principal stockholder. The amount due to the officer was partially generated from the officer’s deferred salary. During the period from inception, July 14, 2005 through January 31, 2006, and for the first two weeks of August 2007, the Company deferred the officer’s salary, which amounted to $52,500. In November 2006, the officer also made an advance to the Company for $50,000 cash which was due December 8, 2007, and incurred annual interest at 10%.  During the year ended December 31, 2007, pursuant to an employment agreement with the officer, the Company accrued $50,000 additional compensation expense.  During the year ended December 31, 2007, $48,500 of the deferred salary was paid and $53,000 was paid as repayment for the $50,000 advance and $3,000 of interest. In addition to the above, in August 2007, the officer also made another advance to the Company for $19,000 cash which was fully repaid in October 2007.

7.           CONVERTIBLE PROMISSORY NOTES

During October 2007, the Company commenced a private offering of its securities for the purpose of raising capital whereby it entered into Convertible Notes with nine accredited investors, one of which is the chief financial officer of the Company. As of December 31, 2007, pursuant to the terms of the offering, the investors purchased an aggregate of $767,000 of 8% senior secured convertible notes and were issued warrants to purchase shares of the Company’s common stock. The senior secured convertible notes in the event of default become secured by the Company’s assets and are due two years from the date of each note.  Initially, each senior secured convertible note holder had the right, at any time, to convert their note into shares of the Company’s common stock at a conversion ratio of one share of common stock for each $0.40 of principal amount of their note for a maximum potential aggregate of 1,917,500 shares of common stock; in addition, the investors were issued warrants to purchase an aggregate of 1,917,500 shares of common stock at an exercise price of $0.50 per share that expire five years from the date of issuance.  Half of these warrants are exercisable immediately and the remaining half are exercisable upon the conversion of the related notes payable. For a period of twelve months after the effective date, if the Company sells common stock at a price per share below the conversion price of $.40 per share, the conversion price will adjust accordingly downward to the new lower sales price per share.  Since then, the Company has sold securities at a lower price of $.1587 per share, as a result the Company is obligated to lower the conversion price from $.40 per share to the same $.1587 per share price which gives each investor the right, at any time, to convert their note into shares of the Company’s common stock at a conversion ratio of one share of common stock for each $.1587 of principal amount of their note for a maximum potential aggregate of 4,833,018 shares of common stock. In connection with this financing, a form of the Convertible Notes agreement was filed with the Securities and Exchange Commission on Form 8-K, dated October 4, 2007. The offer and sale of the securities underlying the Convertible Notes were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Sections 4(2) and Section 4(6) of the Securities Act of 1933 and/or Rule 506 of Regulation D adopted thereunder.

One of the five investors who entered into the Convertible Notes is the chief financial officer of the Company.  The Company owed the chief financial officer $92,300 at the time of the offering, of which, the chief financial officer exchanged $45,000 of the $92,300 due for $45,000 of Convertible Notes. As a result, $45,000 of the $767,000 notes issued were purchased by the chief financial officer and the Company received $722,000 net cash proceeds from the $767,000 Convertible Note financing.

The Company determined that the embedded conversion option in the Convertible Notes qualifies for equity classification under EITF 00-19, qualifies for the scope exception of paragraph 11(a) of SFAS 133, and is not bifurcated from the host contract. The Company also determined that the warrants issued to the note holders qualify for equity classification under the provisions of SFAS 133 and EITF 00-19. In accordance with the provisions of Accounting Principles Board Opinion No. 14, the Company allocated the net proceeds received in this transaction to each of the convertible debentures and common stock purchase warrants based on their relative estimated fair values. As a result, the Company allocated $480,800 to the convertible debentures and $143,200 to the vested portion of the common stock purchase warrants, which was recorded in additional paid-in-capital. In accordance with the consensus of EITF issues 98-5 and 00-27, management determined that the convertible debentures contained a beneficial conversion feature based on the effective conversion price after allocating proceeds of the convertible debentures to the vested portion of the common stock purchase warrants. The amounts recorded for the common stock purchase warrants are amortized as interest expense over the term of the convertible debentures.  If there are conversions of the Convertible Notes, then the Company will recognize the relative fair value of the warrants that vest upon such conversion in the amount of $143,200.

Interest charges associated with the Convertible Notes, including amortization of the discount totaled $78,000 for the year ended December 31, 2007.

8.           STOCKHOLDERS’ DEFICIT

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

Common Stock

Immediately following the Merger on January 30, 2007 and as of December 31, 2007, there were 52,833,385 and 53,550,840 shares of our common stock issued and outstanding and no shares of preferred stock issued and outstanding (see Note 2 for further discussion on the Merger).

The common stock holders are entitled to one vote per share held and have the sole right and power to vote on all matters on which a vote of stockholders is taken. Voting rights are non-cumulative. Common stock holders are entitled to receive dividends when, as, and if declared by the Board of Directors, out of funds legally available therefore and to share pro rata in any distribution to stockholders. Upon liquidation, dissolution, or the winding up of the Company, common stock holders are entitled to receive the net assets of the Company in proportion to the respective number of shares held by them after payment of liabilities which may be outstanding. Common stock holders do not have any preemptive right to subscribe for or purchase any shares of any class of stock of the Company. The outstanding shares of common stock will not be subject to further call or redemption and are fully paid and non-assessable. To the extent that additional stock is issued, the relative interest of existing stockholders will likely be diluted.

Shares Issued Prior to the Merger

All references below in this section to shares of common stock are made on a post-Merger basis of Old TFP only:

During the period from July 15, 2005 (date of inception) through December 31, 2005, Old TFP issued 20,754,431 shares of restricted common stock to Old TFP’s founder, Sole Director, Chief Executive Officer, and President for cash in the amount of $168,000.

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

Shares Issued After the Merger

During April 2007, the Company agreed to a $4 million private placement for the issuance of up to 2,540,000 restricted common shares at $1.57 per share.  As of December 31, 2007, the Company had received $1,130,000 of the $4 million private placement.  In October 2007, the Company closed the $4 million private placement and issued 717,500 of restricted shares of the Company’s common stock for the $1,130,000 cash proceeds received.  Subsequently, the Company commenced the Convertible Note offering, pursuant to which it had raised $767,000 (see Note 6 for further discussion).  Under the Convertible Note agreements the Company may issue up to 4,833,018 restricted shares if all the outstanding principal amounts of the Convertible Notes converts into common stock of the Company. In January 2008, the Company entered into a $1 million private placement with foreign investors under a Regulation S Stock Purchase agreement, which the Company had issued 2,710,004 restricted shares for cash proceeds of $430,100 as of March 28, 2008. The offer and sale of the securities above were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in (i) Rule 506 promulgated under the Securities Act and in Section 4(2) and Section 4(6) of the Securities Act and/or Rule 506 of Regulation D; or (ii) Rule 501 under Regulation S.

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

In accordance with the provisions of SFAS 123R, and for nonemployees, the measurement criteria of EITF 96-18, the Company recognized stock-based compensation expense of $435,100 and $96,400 for the year ended December 31, 2007, and 2006, respectively. The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model. The expected volatility is based on industry comparables as the Company recently became a publicly held company and trading volumes have been low. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected term of options granted is based on the remaining expected life of the option. The following weighted average assumptions were used for the options granted during the years ended December 31, 2007 and 2006:

	Years Ended December 31,
	2007	2006
Expected volatility	45.0%	45.0%
Risk-free rate	3.5%	4.7%
Expected Term	4.5 years	4.5 years

A summary of stock option activity for the year ended December 31, 2007, is as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding as of December 31, 2006	24,453,793	$.09
Granted	4,240,355	$.69
Cancelled	(10,595,226)	$.09
Outstanding as of December 31, 2007	18,098,922	$.21	4.2	$5,275,500

A summary of the status of the nonvested options for the year ended December 31, 2007 is presented below:

	Number of Shares	Weighted- Average Grant Date Fair Value
Nonvested as of December 31, 2006	19,539,002	$.09
Granted	4,240,355	$.69
Vested	(9,387,019)	$.09
Cancelled	(7,121,468)	$.07
Nonvested as of December 31, 2007	7,270,870	$.38

Information regarding the weighted-average remaining contractual life and weighted-average exercise price of options outstanding and options exercisable at December 31, 2007, for selected price ranges is as follows:

Options Outstanding	Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life(in Years)	Weighted Average Exercise Price per Share	Number Exercisable	Weighted Average Exercise Price per Share
$ .05 - .50	14,993,922	4.1	$ .08	10,828,052	$ .08
$ .50 - 1.20	3,105,000	4.5	$ .70	--	$ --
	18,098,922			10,828,052

As disclosed in Note 1, the Company applies SFAS No. 123R in accounting for its stock-based awards.

Warrants

Just prior to the Merger, there were no warrants to purchase HomAssist or Old TFP stock outstanding.

Effective January 30, 2007, as part of the Merger, the Company assumed a license agreement as amended which Old TFP entered into during 2006, part of which may obligate the Company to issue warrants to purchase its common stock at a future date, pending the achievement of certain milestones by the licensee. As of December 31, 2007, those milestones have not been met and no warrants have been issued. See Note 2 for further discussion on the Merger.

In conjunction with the $767,000 raised pursuant to the Convertible Notes in October 2007, the Company issued warrants to purchase an aggregate of 1,917,500 shares of common stock of the Company at an exercise price of $0.50 per share that expire five years from the date of issuance (see Note 7 for further discussion).

In October 2007, pursuant to a financial advisory agreement, the Company issued warrants to purchase an aggregate of 350,000 shares of common stock of the Company at an exercise price of $0.50 per share that expire five years from the date of issuance. Also, in November 2007, pursuant to an investor relations fee agreement, the Company agreed to grant warrants to purchase up to 3,000,000 common shares of the Company.  As of December 31, 2007, the Company had issued warrants to purchase an aggregate of 1,000,000 shares of common stock of the Company at an exercise price of $1.20 per share that expire in May 2008.  In January 2008, these warrants were cancelled and the Company granted new warrants to purchase up to an aggregate of 3,000,000 shares of common stock of the Company at an exercise price of $.65 per share that expire in May 2008.  During the year ended December 31, 2007, the Company expensed $27,100 related to these warrants.

A summary of warrant activity for the year ended December 31, 2007, is as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding as of December 31, 2006	-	$-
Granted	3,267,500.74
Cancelled	-	-
Outstanding as of December 31, 2007	3,267,500	$.74	3.5	$-

A summary of the status of the non-vested warrants for the year ended December 31, 2007 is presented below:

	Number of Shares	Weighted- Average Grant Date Fair Value
Non-vested as of December 31, 2006	-	$-
Granted	3,267,500	$.28
Vested	(2,308,750)	$.24
Cancelled	-	$-
Non-vested as of December 31, 2007	958,750	$.37

9.           RELATED PARTY TRANSACTIONS

On May 15, 2007, the Company entered into an agreement with a company whereby its chief executive officer is also a related party of the Company pursuant to an advisory agreement and is also a member of our Board of Advisors. The agreement called for the Company to provide custom web site pages for a total amount of $20,000, of which the $20,000 was paid and recorded to revenue during the year ended December 31, 2007.

On June 15, 2007, pursuant to a consulting agreement, the Company granted an option to purchase 75,000 shares of common stock of the Company to a consultant who is also a sibling of the chief executive officer of the Company.

As of December 31, 2007 the Company owed an executive officer $54,000 (see further discussion in Note 6).

Commencing from March 1, 2006 through January 30, 2007, a stockholder of the Company also served as Old TFP’s financial consultant under a consulting agreement with a firm owned by the stockholder. On January 30, 2007, the Company entered into an employment agreement with the stockholder to become the Company’s chief financial officer (further discussed below). From January 1, 2007 to January 30, 2007, for consulting services rendered, the consulting firm received $11,700 cash proceeds. The consulting agreement also provides cash finder’s fees of 10% of any gross proceeds raised through an introduction made by the consultant and was amended to 7.5% through December 31, 2007. During the year ended December 31, 2007, the Company incurred $81,800 as financing costs of which $72,000 cash was paid to the consulting firm for finder’s fees owed to the consulting firm during the year ended December 31, 2007.  The remaining amount of $9,800 was relinquished by the consulting firm as partial consideration for amending the 7.5% finder’s fee back to 10%. As a result, the Company owed no amounts as of December 31, 2007 to the consulting firm. During the year ended December 31, 2006, the Company paid the stockholder pursuant to the consulting agreement $11,600 for services provided.

In October 2007, one of the five investors who entered into the Convertible Notes (see further discussion in Note 7) was the chief financial officer of the Company.  The Company owed the chief financial officer $92,300 at the time of the offering, of which, the chief financial officer exchanged $45,000 of the $92,300 due for $45,000 of Convertible Notes.  As of December 31, 2007, the remaining $47,300 owed to the officer was relinquished by the officer in partial consideration for amending the finder’s fee related to an agreement with a consulting firm owned by the officer (noted above) from 7.5% back to 10%.  As a result, no amounts were due to the officer as of December 31, 2007.

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

The material terms of the chief executive officer’s agreement are: (i) base annual salary of $210,000; (ii) participation in our standard employee benefit plans; (iii) initial one time bonus of $50,000 for successful closing of Merger; (iv) reimbursable expenses customarily given to executives; (v) other bonuses at the discretion of the board of directors and (vi) severance arrangements described below. If the Company terminates the chief executive officer’s employment agreement without cause, or if the chief executive officer resigns for good reason, each as defined in the agreement, the Company is obligated to pay the chief executive officer the greater of his annual salary for the remaining term of the agreement or three years of his annual salary rate at the time of termination without cause or resignation for good reason, benefits for 24 months following the date of termination, and the right for 24 months from the date of termination to exercise all vested options granted to him prior to that time; provided that in the event the termination occurs within 120 days of the execution of an agreement which results in a change of control, as described below, vesting of all options will be accelerated and in the event the termination occurs outside of such 120 day period, all unvested options that would have vested had the chief executive officer’s employment agreement remained in force through the end of the initial term will be fully vested immediately prior to such termination. The agreement is partially cancelable because the Company did not raise a minimum of $2 million within 90 days of the Merger, however, the Company does not expect to terminate the executive’s agreement as of the date of this report.

The material terms of the chief financial officer’s agreement are: (i) base annual salary of $175,000; (ii) participation in our standard employee benefit plans; (iii) initial one time bonus of $30,000 for successful closing of Merger (iv) reimbursable expenses customarily given to executives; (v) various bonuses related to performance metrics; (vi) other bonuses at the discretion of the board of directors and (vii) severance arrangements described below. If the Company terminates the chief financial officer’s employment agreement without cause, or if the chief financial officer terminates the agreement with good reason, each as defined in the agreement, the Company is obligated to pay the chief financial officer: (i) his annual salary and other benefits earned prior to termination, (ii) the greater of his annual salary for the remaining term of the agreement or his annual salary payable over one year, (iii) benefits for 12 months following the date of termination, and (iv) the right for 12 months from the date of termination to exercise all vested options granted to him prior to that time; provided that in the event the termination occurs within 120 days of the execution of an agreement which results in a change of control, as described below, vesting of all options will be accelerated and in the event the termination occurs outside of such 120 day period, all unvested options that would have vested had the chief financial officer’s employment agreement remained in force through the end of the initial term will be fully vested immediately prior to such termination. The agreement is partially cancelable because the Company did not raise a minimum of $2 million within 90 days of the Merger, however, the Company does not expect to terminate the executive’s agreement as of the date of this report.

10.           COMMITMENTS

In February 2007, the Company entered into a two year lease for its new principal offices. Monthly rent is $8,200 under this lease. Rent expense during the years ended December 31, 2007 and 2006 was $86,400 and $26,400, respectively.

Pursuant to the office lease agreement, as of December 31,  2007 total remaining rental payments of $98,400 are due through December 31, 2008; and; total payments of $16,400 are due through December 31, 2009.

11.           INCOME TAXES

Due to operating losses, there is no federal tax provision and an $800 California minimum franchise state provision for income taxes is due annually.

Deferred income tax benefits result from the recognition of temporary differences between financial statements and income tax reporting of income and expenses and the recognition of net operating loss and stock option expense, which, the related deferred tax asset amounts were approximately $1 million and $200,000, respectively, as of December 31, 2007. These deferred tax benefits have been fully offset by a valuation allowance, as management could not determine that it was “more likely than not” that the deferred tax assets would be realized. The gross deferred tax asset and related valuation allowance was approximately $1.2 million at December 31, 2007.

As of December 31, 2007, federal and state net operating loss carry-forwards amount to approximately $2.3 million and begin to expire in the year 2027 and 2017, respectively.

Pursuant to Section 382 of the Internal Revenue Code, use of the Company’s net operating loss and credit carry-forwards may be limited if the Company experiences a cumulative change in ownership of greater than 50% in a moving three-year period. Ownership changes could impact the Company’s ability to utilize net operating losses and credit carry-forwards remaining at the ownership change date.

12.           RECENT ACCOUNTING PRONOUNCEMENTS

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosure about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurement, the FASB having previously concluded in those accounting pronouncement that fair value is the relevant measurement attribute. This statement does not require any new fair value measurements. However, for some entities, the application of the statement will change current practice. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently reviewing the effect, if any, that this new pronouncement will have on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 123(R).” This statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multi-employer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets for a not-for-profit organization. This statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. This statement is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company is currently reviewing the effect, if any, that this new pronouncement will have on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of SFAS No.115, Accounting for Certain Investments in Debt and Equity Securities”, which applies to all entities with available-for-sale and trading securities. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, “Fair Value Measurements.” We plan to adopt SFAS No. 159 effective January 1, 2008. Management is in the process of determining the effect, if any, the adoption of SFAS No. 159 will have on the Company’s consolidated financial statements.

In December 2007, FASB issued SFAS No. 141R, Business Combinations (SFAS 141R), which retains the underlying concepts of SFAS 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting but SFAS 141R changed the method of applying the acquisition method in a number of significant aspects. Acquisition costs will generally be expensed as incurred; noncontrolling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. The provision of SFAS 141R are effective for fiscal years beginning after December 15, 2008 with earlier adoption prohibited. We are currently analyzing the effect of adopting SFAS 141R.

In December 2007, FASB issued SFAS No. 160, Accounting and Reporting of Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51 (SFAS 160), which requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. It also amends certain aspects of ARB No. 51’s consolidation procedures for consistency with the requirements of SFAS 141R. This statement also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. The provisions of SFAS 160 are effective for fiscal years beginning after December 15, 2008 with earlier adoption prohibited. We are currently analyzing the effect of adopting SFAS 160.

13.           SUBSEQUENT EVENTS

In January 2008, the Company entered into a $1 million private placement with foreign investors under a Regulation S Stock Purchase agreement, which the Company had issued 2,710,004 restricted shares for cash proceeds of $430,100 as of March 28, 2008. The offer and sale of the securities above were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Rule 501 promulgated under the Securities Act of Regulation S.

In February 2008, warrants to purchase up to an aggregate of 3,000,000 shares of common stock of the Company (see further discussion in Note 8) related to in investor relations agreement were cancelled and the Company granted new warrants to purchase up to an aggregate of 4,600,000 shares of common stock at an exercise price of $.65 per share that expire in May 2008.