Form 10-Q
period 2008-03-31
DigitalPost Interactive, Inc.
filed 2008-05-15
CIK 1321099

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2008

OR

☐           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from __________ to __________

Commission File No. 333-124405

DIGITALPOST INTERACTIVE, INC.
(Exact Name of Registrant in its Charter)

Nevada	20-3183236
(State or Other Jurisdiction of	(IRS Employer
Incorporation)	Identification No.)

3240 El Camino Real, Suite 230, Irvine, CA 92602
(Address of Principal Executive Offices)(Zip Code)

(714) 824-3000
Registrant’s Telephone Number

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer  ☐                                                                                                                      Accelerated filer  ☐

Non-accelerated filer   ☐                                            (Do not check if a smaller reporting company)                                                                                     Smaller reporting company   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

As of May 14, 2008, there were 58,724,607, shares of the Registrant’s common stock issued and outstanding.

Item 1. Financial Statements

DIGITALPOST INTERACTIVE, INC.
CONDENSED CONSOLIDATED
BALANCE SHEETS

	March 31,	December 31,
	2008	2007
Assets	(Unaudited)
Current assets
Cash and cash equivalents	$122,000	$88,400
Accounts receivable and other current assets	38,300	2,400
Total current assets	160,300	90,800
Property and equipment, net	60,900	64,200
Web site development costs, net	124,900	103,300
Other assets	8,200	8,200
Total assets	$354,300	$266,500

Liabilities and Stockholders' Deficit
Current liabilities
Accounts payable	$50,900	$41,700
Accrued expenses	118,000	86,900
Deferred revenue	128,100	58,900
Due to stockholder	47,000	54,000
Total current liabilities	344,000	241,500

Convertible promissory notes, net (Note 7)	299,100	221,100
Total liabilities	643,100	462,600

Commitments and contingencies (Note 10)

Stockholders’ deficit (Note 8)

Preferred Stock, $.001 par value; 20,000,000
shares authorized; no shares
issued and outstanding	-	-
Common Stock, $.001 par value; 480,000,000
shares authorized; 57,086,187 and 53,550,840
shares issued and outstanding	57,100	53,600
Additional paid in capital	4,129,500	3,244,500
Accumulated deficit	(4,475,400)	(3,494,200)
Stockholders’ deficit	(288,800)	(196,100)
Total liabilities and stockholders’ deficit	$354,300	$266,500

The accompanying notes to condensed unaudited consolidated financial statements are an integral part of this balance sheet.

DIGITALPOST INTERACTIVE, INC.
CONDENSED CONSOLIDATED
STATEMENTS OF OPERATIONS (UNAUDITED)

	Three	Three
	Months Ended	Months Ended
	March 31,	March 31,
	2008	2007
Revenues:
Subscription	$51,300	$12,200
Total Revenue	51,300	12,200

Cost of Revenues:
Subscription	11,000	5,300
Total Cost of Revenue	11,000	5,300

Gross Profit	40,300	6,900

Operating expenses:
Research and development	58,700	48,500
Sales and marketing	153,500	106,100
General and administrative	698,300	622,800

Total operating expenses	910,500	777,400

Loss from operations	(870,200)	(770,500)

Interest expense	(110,100)	(1,500)
Other income (expenses), net	(900)	(800)

Net loss	$(981,200)	$(772,800)

Weighted average outstanding shares	54,877,734	59,488,860

Basic and Diluted Loss Per Share	$(.018)	$(.013)

 The accompanying notes to condensed unaudited consolidated financial statements are an integral part of these statements.

DIGITALPOST INTERACTIVE, INC.
CONDENSED CONSOLIDATED
STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three	Three
	Months Ended	Months Ended
	March 31, 2008	March 31, 2007
Cash flows from operating activities
Net loss	$(981,200)	$(772,800)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation and amortization	19,000	10,400
Non-cash stock-based compensation	384,200	265,600
Amortization of debt discount	78,000	-

Changes in operating assets and liabilities:
Accounts receivable and other assets	(35,900)	(8,900)
Accounts payable	9,200	11,800
Accrued expenses	45,300	46,500
Deferred revenue	69,100	3,400
Net cash used by operating activities	(412,300)	(444,000)
Cash flows from investing activities
Acquisition of property and equipment	(1,800)	(48,000)
Acquisition and development of software	(35,500)	(17,700)
Net cash used by investing activities	(37,300)	(65,700)
Cash flows from financing activities
Proceeds from the issuance of common stock	490,200	311,000
Proceeds from short term loan	50,000	-
Payments made on short term loan	(50,000)	-
Proceeds received from shareholder loans	30,000	72,100
Payments made on shareholder loans	(37,000)	-
Net cash provided by financing activities	483,200	383,100
Net increase (decrease) in cash and cash equivalents	33,600	(126,600)
Cash and cash equivalents, beginning of period	88,400	337,000
Cash and cash equivalents, end of period	$122,000	$210,400

Supplemental disclosures:
Cash paid for income taxes	$1,600	$1,600

The accompanying notes to condensed unaudited consolidated financial statements are
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

Basis of Presentation

The accompanying condensed unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for the interim financial information and in accordance with the instructions per Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

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

In the opinion of management, all adjustments, including normal recurring adjustments, considered necessary for a fair presentation have been included. The accompanying condensed unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company included in the Company’s 2007 Form 10-KSB as filed March 31, 2008 and Form 8-K/A Amendment No. 3 as filed April 30, 2007 . Operating results for the three-month period ended March 31, 2008 is not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2008.

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

Web Site Development Costs

Under Emerging Issues TaskForce Statement 00-2, Accounting for Web Site Development Costs (“EITF 00-2”), costs and expenses incurred during the planning and operating stages of the Company’s web site are expensed as incurred. Under EITF 00-2, costs incurred in the web site application and infrastructure development stages are capitalized by the Company and amortized to expense over the web site’s estimated useful life or period of benefit. As of March 31, 2008, and 2007 the Company capitalized $124,900 and $103,300, respectively, net of accumulated amortization, related to its web site development.

Research and Development Costs

The Company expenses research and development costs as incurred.

Revenue Recognition

The Company’s subscription revenues are generated from monthly subscriptions for web site hosting services. The typical subscription agreement includes the usage of a personalized web site and hosting services. The individual deliverables are not independent of each other and are not sold or priced on a standalone basis. Costs to complete the web site and prepare it for the use of an end customer are minimal, and are expensed to cost of revenues as incurred. Upon the completion of a customer’s signup and initial hosting of the web site, the subscription is offered free of charge for a two week trial period during which the customer can cancel at anytime. In accordance with SAB No. 104, after the two week trial period has ended, revenue is recognized when all of the following conditions are satisfied: (1) there is persuasive evidence of an arrangement; (2) the service has been provided to the customer; (3) the amount of fees to be paid by the customer is fixed or determinable; and (4) the collection of the Company’s fees is probable. These criteria are met monthly as the Company’s service is provided on a month-to-month basis, and collections are generally made in advance of the services. There is no provision for refunds as of March 31, 2008, as the Company’s historical refund experience has been minimal.

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

Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Due to the anti-dilutive nature of the Company’s stock options, there is no effect on the calculation of weighted average shares for diluted net loss per common share. As a result, the basic and diluted net losses attributable per common share amounts are identical. 32,217,194 and 18,026,615, shares of potentially dilutive securities have been excluded for three month periods ended March 31, 2008 and 2007, respectively, because their effect was anti-dilutive.

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

The Company adopted SFAS No. 123R on January 1, 2006, using the modified-prospective transition method. Under the modified-prospective transition method, prior periods of the Company’s financial statements are not restated for comparison purposes. In addition, the measurement, recognition and attribution provisions of SFAS No. 123R apply to new grants and grants outstanding on the adoption date. Estimated compensation expense for outstanding grants at the adoption date will be recognized over the remaining vesting period using the compensation expense calculated for the pro forma disclosure purposes under SFAS No. 123, Accounting for Stock-Based Compensation. The Company’s 2008 calculations were made using the Black-Scholes option-pricing model with the following weighted average assumptions: expected life of 4.5 years; 267% stock price volatility; risk-free interest rate of 2.4%; forfeitures rate of 10% and no dividends during the expected term. During three month periods ended March 31, 2008 and 2007, the Company recognized employee stock option expense of $116,300 and $53,400, respectively, and non-employee share-based payment expense of $251,900 and none, respectively.

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of March 31, 2008, the carrying value of accounts payable, loans from stockholders, and accrued liabilities approximated fair value due to the short-term nature and maturity of these instruments.  The fair value of the convertible promissory notes has not been estimated since the cost of doing so would be excessively expensive and not practicable.  See Note 7 for the terms of the convertible promissory notes.

Concentration of Risk

As of March 31, 2008, the Company maintained its cash account at one commercial bank. The cash balance at March 31, 2008, exceeded the FDIC coverage limit by $59,000.

Advertising

Advertising and promotion costs are charged to operations when incurred. For the three months ended March 31, 2008 and 2007, advertising and promotion costs amounted to $68,300 and $45,700, respectively.

Impairment of Long-Lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives when events or circumstances lead management to believe that the carrying value of an asset may not be recoverable. For the three months ended March 31, 2008 and 2007, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

Deferred Finance Costs

The Company defers as other assets the direct incremental costs of raising capital until such time as the offering is completed. At the time of the completion of the offering, the costs are charged against the capital raised. Should the offering be terminated, deferred offering costs are charged to operations during the period in which the offering is terminated.

Estimates

The consolidated financial statements are prepared on the basis of accounting principles generally accepted in the United States of America. The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of March 31, 2008, and expenses for the three months ended March 31, 2008 and 2007. Actual results could differ from those estimates made by management.

Reclassification

Certain balances in the 2007 presentation periods have been reclassified to reflect the classification used in the 2008 balances.

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

3.           GOING CONCERN AND MANAGEMENT’S PLANS

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate the continuation of the Company as a going concern. The Company has not established sufficient sources of revenue to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of March 31, 2008, the cash resources of the Company are insufficient to meet its current working capital needs and on going business plan. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Since inception through December 31, 2007, the Company has raised approximately $3.1 million in private debt and equity financing.  In January 2008, the Company entered into a $1 million private placement with foreign investors under a Regulation S Stock Purchase agreement, which the Company has received approximately $598,100 through May 14, 2008. The Company expects to raise additional funds either through additional debt or equity financings during the remainder of 2008.  The offer and sale of the securities above were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in (i) Rule 506 promulgated under the Securities Act and in Section 4(2) and Section 4(6) of the Securities Act and/or Rule 506 of Regulation D or (ii) Rule 501 of Regulation S.

4.           PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	March 31, 2008	December 31, 2007

Computer equipment and software	$51,600	$49,800
Furniture and fixtures	37,500	37,500
Less -accumulated depreciation and amortization	(28,200)	(23,100)
	$60,900	$64,200

5.           WEB SITE DEVELOPMENT COSTS

Web site development costs consisted of the following:
	March 31, 2008	December 31, 2007

Website development costs	$208,900	$173,300
Less -accumulated amortization	(84,000)	(70,000)
	$124,900	$103,300

6.           DUE TO STOCKHOLDER

As of March 31, 2008, $47,000 was due to an officer of the Company and principal stockholder. The amount due to the officer does not bear interest, is not collateralized and has no formal repayment terms.  During the three months ended March 31, 2008, $7,000 of the net amount owed was paid.  In addition to the above, in January 2008, the officer also made another advance to the Company for $30,000 cash which was fully repaid in February 2008.

7.           CONVERTIBLE PROMISSORY NOTES

During October 2007, the Company commenced a private offering of its securities for the purpose of raising capital whereby it entered into Convertible Notes with nine accredited investors, one of which is the chief financial officer of the Company. Pursuant to the terms of the offering, the investors purchased an aggregate of $767,000 of 8% senior secured convertible notes and were issued warrants to purchase shares of the Company’s common stock. The senior secured convertible notes in the event of default become secured by the Company’s assets and are due two years from the date of each note.  Initially, each senior secured convertible note holder had the right, at any time, to convert their note into shares of the Company’s common stock at a conversion ratio of one share of common stock for each $0.40 of principal amount of their note for a maximum potential aggregate of 1,917,500 shares of common stock; in addition, the investors were issued warrants to purchase an aggregate of 1,917,500 shares of common stock at an exercise price of $0.50 per share that expire five years from the date of issuance.  Half of these warrants are exercisable immediately and the remaining half are exercisable upon the conversion of the related notes payable. For a period of twelve months after the effective date, if the Company sells common stock at a price per share below the conversion price of $.40 per share, the conversion price will adjust accordingly downward to the new lower sales price per share.  Since then, the Company has sold securities at a lower price of $.123 per share, as a result the Company is obligated to lower the conversion price from $.40 per share to the same $.123 per share price which gives each investor the right, at any time, to convert their note into shares of the Company’s common stock at a conversion ratio of one share of common stock for each $0.123 of principal amount of their note for a maximum potential aggregate of 6,235,772 shares of common stock. In connection with this financing, a form of the Convertible Notes agreement was filed with the Securities and Exchange Commission on Form 8-K, dated October 4, 2007. The offer and sale of the securities underlying the Convertible Notes were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Sections 4(2) and Section 4(6) of the Securities Act of 1933 and/or Rule 506 of Regulation D adopted thereunder.

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

Interest charges associated with the convertible debentures, including amortization of the discounts associated with the beneficial conversion feature and the vested warrants, totaled $93,000 for the three months ended March 31, 2008.

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

Common Stock

Immediately following the Merger on January 30, 2007 and as of March 31, 2008, there were 52,833,385 and 57,086,187  shares of our common stock issued and outstanding and no shares of preferred stock issued and outstanding (see Note 2 for further discussion on the Merger).

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

Shares Issued After the Merger

During April 2007, the Company agreed to a $4 million private placement for the issuance of up to 2,540,000 restricted common shares at $1.57 per share.  As of December 31, 2007, the Company had received $1,130,000 of the $4 million private placement.  In October 2007, the Company closed the $4 million private placement and issued 717,500 of restricted shares of the Company’s common stock for the $1,130,000 cash proceeds received.  Subsequently, the Company commenced the Convertible Note offering, pursuant to which it had raised $767,000 (see Note 7 for further discussion).  Under the Convertible Note agreements the Company may issue up to 6,235,772 restricted shares if all the outstanding principal amounts of the Convertible Notes converts into common stock of the Company. In January 2008, the Company entered into a $1 million private placement with foreign investors under a Regulation S Stock Purchase agreement, which the Company had received $598,100 cash proceeds for the issuance of 4,855,837, restricted shares through May 14, 2008. The offer and sale of the securities above were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in (i) Rule 506 promulgated under the Securities Act and in Section 4(2) and Section 4(6) of the Securities Act and/or Rule 506 of Regulation D; or (ii) Rule 501 under Regulation S.

In February 2008, the Company entered into a one month unsecured loan with an unrelated party for an amount of $50,000.  The loan was fully paid in February 2008 and in conjunction with the loan, the Company issued 100,000 restricted common shares valued at $16,000 for a service fee related to the loan.

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

Summary of the 2007 Option Plan

On January 30, 2007, the board of directors approved and a majority of the Company’s stockholders ratified by consent the Company’s 2007 incentive and nonstatutory stock option plan (“Plan”). The 17,426,615 options to purchase the Company’s common stock issued under the terms of the Merger (discussed above) have been issued pursuant to the Plan.  The Plan is intended to further the growth and financial success of the Company by providing additional incentives to selected employees, directors, and consultants to the Company and its subsidiary corporations, as those terms are defined in Sections 424(e) and 424(f) of the Internal Revenue Code of 1986, as amended (“Code”) (such subsidiary corporations hereinafter collectively referred to as “Affiliates”) so that such employees and consultants may acquire or increase their proprietary interest in the Company. Stock options granted under the Plan (hereinafter the “Options”) may be either “Incentive Stock Options,” as defined in Section 422A of the Code and any regulations promulgated under said Section, or “Nonstatutory Options” at the discretion of the Board of Directors of the Company (the “Board”) and as reflected in the respective written stock option agreements granted pursuant hereto.

The Plan reserves thirty five million (35,000,000) shares of the Company's common stock for issuance.

In accordance with the provisions of SFAS 123R, and for nonemployees, the measurement criteria of EITF 96-18, the Company recognized stock-based compensation expense of $384,200 and $265,600 for the three months ended March 31, 2008, and 2007, respectively. The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model. Until the quarterly period ended March 31, 2008, the expected volatility is based on industry comparables as the Company recently became a publicly held company and trading volumes have been low.  The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected term of options granted is based on the remaining expected life of the option. The following weighted average assumptions were used for the options granted during the three months ended March 31, 2008 and 2007:

	Three Months Ended March 31,
	2008	2007
Expected volatility	267.0%	45.0%
Risk-free rate	2.4%	4.5%
Expected Term	4.5 years	4.5 years

A summary of stock option activity for the year ended March 31, 2008, is as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding as of December 31, 2007	18,098,922	$.21
Granted	1,515,000	$.27
Cancelled	-	$-
Outstanding as of March 31, 2008	19,613,922	$.21	3.9	$1,478,800

A summary of the status of the nonvested options for the year ended March 31, 2008 is presented below:

	Number of Shares	Weighted- Average Grant Date Fair Value
Nonvested as of December 31, 2007	7,270,870	$.38
Granted	1,515,000	$.27
Vested	(475,000)	$.64
Cancelled	-	$-
Nonvested as of March 31, 2008	8,310,870	$.34

Information regarding the weighted-average remaining contractual life and weighted-average exercise price of options outstanding and options exercisable at March 31, 2008, for selected price ranges is as follows:

Options Outstanding	Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life(in Years)	Weighted Average Exercise Price per Share	Number Exercisable	Weighted Average Exercise Price per Share
$ .05 - .50	16,508,922	3.5	$ .11	10,865,552	$ .08
$ .50 - 1.20	3,105,000	4.2	$ .54	437,500	$ .65
	19,613,922			11,303,052

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

In November 2007, pursuant to an investor relations fee agreement, the Company agreed to grant warrants to purchase up to 3,000,000 common shares of the Company.  As of December 31, 2007, the Company had issued warrants to purchase an aggregate of 1,000,000 shares of common stock of the Company at an exercise price of $1.20 per share that expire in May 2008.  In January 2008, these warrants were cancelled and the Company granted new warrants to purchase up to an aggregate of 4,600,000 shares of common stock of the Company at an exercise price of $.65 per share that expire in May 2008.  In accordance with FAS 123R, the Company recognized an expense of $223,000 for the incremental fair value of the revised award on the modification date.

A summary of warrant activity for the three months ended March 31, 2008, is as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding as of December 31, 2007	3,267,500	$.74	3.5	$-
Granted	4,600,000.65
Cancelled	(1,500,000)	1.20
Outstanding as of March 31, 2008	6,367,500	$.61	1.6	$-

A summary of the status of the non-vested warrants for the three months ended March 31, 2008 is presented below:

	Number of Shares	Weighted- Average Grant Date Fair Value
Non-vested as of December 31, 2007	958,750		$.37
Granted	4,600,000	$	..65
Vested	(3,100,000)		$.65
Cancelled	(1,500,000)		$1.20
Non-vested as of March 31, 2008	958,750		$.37

9.           RELATED PARTY TRANSACTIONS

As of March 31, 2008 the Company owed an executive officer $47,000 (see further discussion in Note 6).

During the three months ended March 31, 2008, an executive officer made an advance to the Company for $30,000 cash which was fully repaid in February 2008 (see further discussion in Note 6).

In February 2008, the Company granted to its employees options to purchase up to an aggregate of 1,515,000 shares of the Company’s common stock at an exercise price of $.27 cents per share pursuant to the Company’s approved stock option plan.  Included in 1,515,000 option shares are options to purchase up to 425,000 shares of the Company’s common stock at an exercise price of $.27 per share granted to  the executive officers of the Company.

10.           COMMITMENTS

In February 2007, the Company entered into a two year lease for its new principal offices. Monthly rent is $8,400 under this lease. Rent expense during the three months ended March 31, 2008 and 2007 was $24,800 and $14,500, respectively.

Pursuant to the office lease agreement, as of March 31, 2008 total remaining rental payments of $73,800 are due through December 31, 2008; and; total payments of $16,400 are due through December 31, 2009.

11.           RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosure about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurement, the FASB having previously concluded in those accounting pronouncement that fair value is the relevant measurement attribute. This statement does not require any new fair value measurements. However, for some entities, the application of the statement will change current practice. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Company is currently reviewing the effect, if any, that this new pronouncement will have on its consolidated financial statements.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of SFAS No.115, Accounting for Certain Investments in Debt and Equity Securities”, which applies to all entities with available-for-sale and trading securities. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The adoption of SFAS No. 159 did not have a material impact on the Company’s consolidated financial statements.

In December 2007, FASB issued SFAS No. 141R, Business Combinations (SFAS 141R), which retains the underlying concepts of SFAS 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting but SFAS 141R changed the method of applying the acquisition method in a number of significant aspects. Acquisition costs will generally be expensed as incurred; noncontrolling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. The provisions of SFAS 141R are effective for fiscal years beginning after December 15, 2008 with earlier adoption prohibited. Management is currently analyzing the effect of adopting SFAS 141R.

In December 2007, FASB issued SFAS No. 160, Accounting and Reporting of Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51 (SFAS 160), which requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. It also amends certain aspects of ARB No. 51’s consolidation procedures for consistency with the requirements of SFAS 141R. This statement also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. The provisions of SFAS 160 are effective for fiscal years beginning after December 15, 2008 with earlier adoption prohibited. Management is currently analyzing the effect of adopting SFAS 160.

12.           SUBSEQUENT EVENTS

In January 2008, the Company entered into a $1 million private placement with foreign investors under a Regulation S Stock Purchase agreement, which the Company had issued 4,855,837 restricted shares for cash proceeds of $598,100 as of May 14, 2008. The offer and sale of the securities above were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Rule 501 promulgated under the Securities Act of Regulation S.

In May 2008, four individual investors purchased an aggregate of $100,000 of 12% secured convertible notes and were issued warrants to purchase shares of the Company’s common stock. Each convertible note holder has the right, at any time, to convert their note into shares of the Company’s common stock at a conversion ratio of one share of common stock for each $0.14 of principal amount of their note for a maximum potential aggregate of 714,285 shares of common stock; in addition, the investors were issued warrants to purchase an aggregate of 357,143 shares of common stock at an exercise price of $.14 per share that expire five years from the date of issuance.  Additionally, the convertible notes are secured by approximately 1.4 million restricted shares of the Company’s common stock held by a third party.  These collateral shares return to the Company and become canceled when the terms of the convertible notes have been satisfied.  The offer and sale of the securities underlying the Convertible Notes were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Sections 4(2) and Section 4(6) of the Securities Act of 1933 and/or Rule 506 of Regulation D adopted thereunder.

Effective May 9, 2008, a majority of our stockholders approved a written consent for the following items:

-
appoint, elect and ratify Mike Sawtell to hold the same office of Sole Director of the Board of the Directors until the 2009 annual meeting of Company shareholders or written consent of shareholders in lieu thereof.

-
ratify and approve the reservation of thirty five million shares (35,000,000) of our common stock for issuance under the approved 2007 Incentive and Non-Statutory Stock Option Plan and corresponding amendment to such plan;

-	ratify the appointment of Haskell & White LLP, to be our Independent Accountants for fiscal year 2008.

On May 13, 2008, our Board of Directors approved the re-pricing of compensation options granted in 2007 to purchase up to 3,355,000 shares of our common stock from a weighted average exercise price of $0.70 per share to a weighted average price of $0.27 per share; included in this re-price event were 875,000 options owned by the CFO of the Company.

Item 2.                      Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

This section should be read in conjunction with our condensed unaudited consolidated financial statements and the related notes thereto as of March 31, 2008 and for the three months then ended, which are included elsewhere in this report, with the audited consolidated financial statements and related notes thereto as of December 31, 2007 and for the year then ended, included in our Form 10-KSB filed with the Securities and Exchange Commission (“SEC”) on March 31, 2008 and with other company filings made with the SEC.

Business Overview

We are a SaaS (Software as a Service) and application provider that delivers digital media sharing solutions.  We produce destination websites that allow subscribers and other users to securely share digital media, including photos, calendars, videos, message boards and history. Our proprietary website administration system, Qwik-Post™, and online video uploading system, Video-PostSM allow PC users to manage these “virtual family rooms” and provides a destination to display photo and video memories, discussions, and history.

We earn revenue primarily from subscriptions generated from monthly subscriptions for Website hosting services. The typical subscription agreement includes the usage of a personalized website and hosting services.  As of May 14, 2008, we have generated 3,744 subscribers, have 6,277 users, and have transferred more than 2,231 gigabytes of consumer digital media across our systems. However, our revenues are not sufficient to cover our operating costs and expenses. During the three months ended March 31, 2008, the years ended December 31, 2007 and 2006 and for the period from inception July 14, 2005 through December 31, 2005, our revenues were $51,300, $118,100, $13,900 and $4,500, respectively. We are in the early phases of revenue generating activities and intend to market our product more aggressively upon completion of additional debt or equity financing.

Current Conditions

Since the inception of our business in 2005, we have incurred significant losses.  We incurred net losses of $981,200, $2,544,500, $743,000 and $206,700 for the three months ended March 31, 2008, the years ended December 31, 2007 and 2006 and for the period from inception July 14, 2005 through December 31, 2005, respectively. As of March 31, 2008, we had an accumulated deficit of approximately $4,475,400. We expect operating losses and negative cash flow to continue for the foreseeable future.  We anticipate that our losses will increase significantly from current levels because we expect to incur significant additional costs and expenses related to being a public company, brand development, advertising, marketing and promotional activities, as well as the employment of additional personnel as our business activities expand. Our ability to become profitable depends on our ability to generate new revenue and sustain substantially higher revenue while maintaining reasonable expense levels.  In particular, although we intend to increase significantly our spending on marketing and promotional activities, these efforts may not be effective in growing our brand, increasing our subscriber base or generating new revenues.  If we do not achieve profitability, we may not be able to continue our operations.

Since inception through December 31, 2007, we raised approximately $3.1 million in private debt and equity financing.  In January 2008, we entered into a $1 million private placement with foreign investors under a Regulation S Stock Purchase agreement, which we received approximately $598,100 through May 14, 2008. Additionally, in May 2008, we received $100,000 pursuant to a convertible note offering (see Note 12 to the condensed unaudited financial statements included elsewhere in this report). We plan to use the proceeds of the most recent offering for marketing of our product, increasing revenue generating activities and for general working capital purposes.

In addition to the $1 million Regulation S Stock Purchase agreement we entered into in January 2008 and convertible notes we entered into in May 2008, we plan to continue to raise capital by sales of additional private placement equity or debt offerings during the remainder of 2008, although we have no assurance that such financings will be completed.

Going Concern

We have not established sufficient sources of revenue to cover our operating costs and, as such, we have incurred operating losses since inception. Further, as of March 31, 2008, our cash resources were insufficient to meet our current working capital needs and on going business plan. These and other factors raise substantial doubt about our ability to continue as a going concern. The report of the independent registered public accounting firm accompanying the audit of our financial statements for the year ended December 31, 2007, as filed with our Form 10-KSB with the SEC in March 2008, contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern because of our operating losses and our need for additional capital.  Such doubt could make it more difficult for us to raise additional capital and may materially and adversely affect the terms of any financing that we may obtain. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of us to continue as a going concern.

Results of Operations

The Three Months Ended March 31, 2008 Compared to the Three Months Ended March 31, 2007

Total revenue was $51,300 and $12,200 for the three months ended March 31, 2008 and 2007, respectively, representing an increase of $39,100 or 320%. The increase was due to an increase in subscription revenues of $39,100 or 320% during the three months ended March 31, 2008 as compared the same period last year. Subscription revenue increased $39,100 due to an increase in our customers to 3,460 subscribers as of March 31, 2008 from 616 subscribers as of March 31, 2007. The increase in subscriptions was due to additional marketing activities performed during the three months ended March 31, 2008 as compared to the same period last year. We were formed in July 2005 and subscription revenues were just in the beginning stages during the start of 2006 and 2007. As we continued marketing activities and promotions, subscription revenues continued to increase through March 31, 2008.   Digital media and related Web 2.0 products and services are relatively new, and as a result, it is difficult to determine our current market share or predict our future market share.  We believe that the market for Web 2.0 products and services is growing and that related market opportunities are also expected to grow.   Our revenue, profitability and future growth depend not only on the anticipated market growth, but also our ability to execute our business plan and ultimate customer acceptance of our products and services and the success or failure of our competitors.  As a result, we expect the trend of our revenues to be positive, however, provide no assurance that such will occur.

Cost of revenue was $11,000 and $5,300 for the three months ended March 31, 2008 and 2007, respectively, representing an increase of $5,700 or 108%. The increase in cost of revenues for the three months ended March 31, 2008 as compared to the same period last year is due to primarily having increase subscription sales. Cost of subscription revenues for the three months ended March 31, 2008 were mostly derived from hosting and setup services incurred from website services provided to our subscribers.

Research and development expense was $58,700 and $48,500 for the three months ended  March 31, 2008 and 2007, respectively, representing an increase of $10,200 or 21%. The increase was primarily due to higher amounts of research and development activities, including increased costs of hiring new development personnel and consultants during the three months ended March 31, 2008 as compared to the same period last year.

Sales and marketing expense was $153,500 and $106,100 for the three months ended  March 31, 2008 and 2007, respectively, representing an increase of $47,400 or 45%. The increase was primarily due to higher amounts of sales and marketing activities and promotions during the three months ended  March 31, 2008 as compared to the same period last year. An increase in media advertising of $22,500 and an increase in marketing salaries of $12,900 related to the addition of new marketing personnel primarily contributed to the overall increase in sales and marketing expense.

General and administrative expense was $698,300 and $622,800 for the three months ended  March 31, 2008 and 2007, respectively, representing an increase of $75,500 or 12%. The increase was primarily due to: i) warrant expense of $223,000 related to warrants granted to our investor relations firm in February 2008, ii) an increase in staff personnel in the amount of $28,200, iii) an increase in office space related expenses of $10,600, and, iv) partially offset by a decrease in public company expenses of $45,700.  Also contributing to the change was the decrease in non cash stock compensation expense which included a decrease of $189,800. The decrease is primarily due to a one-time expense of $210,600 associated with the vesting acceleration of options related to the Merger. As part of the Merger, in exchange for options to purchase 7,724,850 shares of Old TFP common stock, we issued to the holders thereof options to purchase an aggregate of 17,426,615 shares of our common stock under the terms and conditions of our 2007 incentive and non statutory stock option plan.  As part of the terms and conditions of the Old TFP option agreements, 50% of the options granted and outstanding just prior to the Merger fully vested and became exercisable due to the Merger transaction itself. As a result, 8,713,308 of the 17,426,615 options issued became fully vested and exercisable and we recorded a one-time expense in the amount of $210,600 during the three months ended March 31, 2007. There was no such one-time expense during the three months ended March 31, 2008.

Interest expense was $110,100 and $1,500 for the three months ended March 31, 2008 and 2007, respectively, representing an increase of $108,600 or 7,240%.  The increase was attributable to interest and debt discount amortization expense of $110,100 during the three months ended March 31, 2008 which was mostly related to the convertible notes entered into October 2007.  There were no such notes outstanding during the same period last year.

Liquidity and Capital Resources

Cash Flows

At March 31, 2008, our cash and cash equivalents were $122,000, an increase of $33,600 from $88,400 as of December 31, 2007.  The increase was due to receiving $490,200 related to our Regulation S Stock Purchase agreement entered into January 2008, which was offset partially offset by cash used in operating activities of $412,300  and  $35,500 of cash used in the acquisition of and development of software.

Since inception, we have incurred losses and have had capital and stockholders’ deficits and limited cash to fund our operations.  Since inception through May 14, 2008 we have raised approximately $3.7 million through equity and debt financings and have no other significant source of cash. Although we expect to grow our revenues, they are not a significant source of cash at this time. Because we expect that revenues from operations will continue to be insufficient to meet our working capital needs, we will need to raise additional capital through equity or debt financings in the near future.  We cannot be certain that such capital will be available to us or whether such capital will be available on terms that are acceptable to us.  Such financing likely would be dilutive to existing stockholders and could result in significant financial and operating covenants that would negatively impact our business.  If we are unable to complete additional financings or to raise sufficient additional capital on acceptable terms, we will have insufficient funds to operate our business or pursue our planned growth.

Foreign Private Placement Equity Financing

In January 2008, we entered into a $1 million private placement with foreign investors under a Regulation S Stock Purchase agreement, which we issued 3,327,727 restricted shares for cash proceeds of $490,200 as of March 31, 2008.  The offer and sale of the securities above were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Rule 501 promulgated under the Securities Act of Regulation S.  Between April 1, 2008 and May 14, 2008, we sold an additional 1,528,110 restricted shares for cash proceeds of $107,900.

Private Placement Convertible Debt Financing

In May 2008, four individual investors purchased an aggregate of $100,000 of 12% secured convertible notes and were issued warrants to purchase shares of our common stock. Each convertible note holder has the right, at any time, to convert their note into shares of our common stock at a conversion ratio of one share of common stock for each $.14 of principal amount of their note for a maximum potential aggregate of 714,285 shares of common stock; in addition, the investors were issued warrants to purchase an aggregate of 357,143 shares of common stock at an exercise price of $.14 per share that expire five years from the date of issuance.  Additionally, the convertible notes are secured by approximately 1.4 million restricted shares of our restricted common stock held by a third party.  These collateral shares return to us and become canceled when the terms of the convertible notes have been satisfied.  The offer and sale of the securities underlying these convertible notes were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Sections 4(2) and Section 4(6) of the Securities Act of 1933 and/or Rule 506 of Regulation D adopted thereunder.

Other Financings

In February 2008, we entered into a one month unsecured loan with an unrelated party for an amount of $50,000.  The loan was fully paid in February 2008 and in conjunction with the loan, we issued 100,000 restricted common shares valued at $16,000 for a service fee related to the loan.

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

Contractual Obligations

The following table includes all the contractual obligations, including principal and interest payments, as of December 31, 2007:

Payments Due By Period
		Less than	1-3	3-5	More than
	Total	1 year	years	years	5 years
Convertible notes – principal	$ 767,000	$ -	$ 767,000	$ -	$ -
Convertible notes - interest payments	$ 122,800	$ 61,400	$ 61,400	$ -	$ -
Operating leases	$ 114,800	$ 98,400	$ 16,400	$ -	$ -
	$ 1,004,600	$ 159,800	$ 844,800	$ -	$ -

Off-Balance Sheet Arrangements

As of March 31, 2008, we had no off-balance sheet arrangements.

Related Party Transactions

As of March 31, 2008, we owed an executive officer $47,000 (see further discussion in Note 6 to the condensed unaudited consolidated financial statements).

During the three months ended March 31, 2008, an executive officer made an advance to us for $30,000 cash which was fully repaid in February 2008 (see further discussion in Note 6 to the condensed unaudited consolidated financial statements).

In February 2008, we granted to our employees options to purchase up to an aggregate of 1,515,000 shares of our common stock at an exercise price of $.27 per share pursuant to our approved stock option plan.  Included in 1,515,000 option shares are options to purchase up to 425,000 shares of our common stock at an exercise price of $.27 per share granted to our executive officers.

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

Revenue Recognition— Our subscription revenue is generated from monthly subscriptions for Website hosting services. The typical subscription agreement includes the usage of a personalized website and hosting services. The individual deliverables are not independent of each other and are not sold or priced on a standalone basis. Costs to complete the Website and ready it for the end customer are minimal and are expensed to cost of revenue as incurred. Upon the completion of a customer’s signup and initial hosting of the Website, the subscription is offered free of charge for a two week trial period during which the customer can cancel at anytime. In accordance with Staff Accounting Bulletin (SAB) No. 104, after the two week trial period has ended, revenue is recognized when all of the following conditions are satisfied: (1) there is persuasive evidence of an arrangement; (2) the service has been provided to the customer; (3) the amount of fees to be paid by the customer is fixed or determinable; and (4) the collection of our fees is probable. These criteria are met monthly as our service is provided on a month-to-month basis and collections are generally made in advance of the services. There is no provision for refunds as of March 31, 2008 or December 31, 2007, as the Company’s historical refund experience has been minimal.

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

Stock-Based Compensation—Accounting for stock options issued to employees follows the provisions of SFAS No. 123R, Share-Based Payment.  This statement requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.  That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. We use the Black-Scholes option pricing model to measure the fair value of options granted to employees. This model requires significant estimates related to the award’s expected life and future stock price volatility.

Recently Issued Accounting Standards

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosure about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurement, the FASB having previously concluded in those accounting pronouncement that fair value is the relevant measurement attribute. This statement does not require any new fair value measurements. However, for some entities, the application of the statement will change current practice. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. We are currently reviewing the effect, if any, that this new pronouncement will have on our financial statements.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - including an amendment of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities”, which applies to all entities with available-for-sale and trading securities. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The adoption of SFAS 159 did not have any material impact on our consolidated financial position or results of operations.

In December 2007, FASB issued SFAS No. 141R, Business Combinations (SFAS 141R), which retains the underlying concepts of SFAS 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting but SFAS 141R changed the method of applying the acquisition method in a number of significant aspects. Acquisition costs will generally be expensed as incurred; noncontrolling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. The provisions of SFAS 141R are effective for fiscal years beginning after December 15, 2008 with earlier adoption prohibited. We are currently analyzing the effect of adopting SFAS 141R.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk – N/A

Item 4. Controls and Procedures

Disclosure Controls And Procedures

As required by SEC Rule 13a-15 or Rule 15d-15, our Chief Executive and Chief Financial Officers carried out an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing evaluation, we have concluded that our disclosure controls and procedures are not effective as of March 31, 2008 and that they do not allow for information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms;  specifically, the Company had  a material weakness in our internal control over financial reporting as described in Item 8A and 8A(T) in our annual report on Form 10-KSB filed with the SEC on March 31, 2008. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its Chief Executive and Chief Financial Officers as appropriate to allow timely decisions regarding required disclosure.

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving our objectives and our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at that reasonable assurance level. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

Internal Control Over Financial Reporting

Pursuant to Rule 13a-15(d) or Rule 15d-15(d) of the Exchange Act, our management, with participation with the Company’s Chief Executive and Chief Financial Officers, is responsible for evaluating any change in the company's internal control over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) under the Exchange Act), that occurred during each of the issuer's fiscal quarters that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting.

Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that: (i) Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.  Our internal controls framework is based on the criteria set forth in the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on the foregoing evaluation, the company has concluded that there was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We continue to have a material weakness in our internal control over financial reporting as described in Item 8A and 8A(T) in our annual report on Form 10-KSB filed with the SEC on March 31, 2008.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings - None

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

In January 2008, we entered into a $1 million private placement with foreign investors under a Regulation S Stock Purchase agreement, which we issued 3,327,727 restricted shares for cash proceeds of $490,200 as of March 31, 2008.  The offer and sale of the securities above were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Rule 501 promulgated under the Securities Act of Regulation S.  Between April 1, 2008 and May 14, 2008, we sold an additional 1,528,110 restricted shares for cash proceeds of $107,900.

In May 2008, four individual investors purchased an aggregate of $100,000 of 12% secured convertible notes and were issued warrants to purchase shares of our common stock. Each convertible note holder has the right, at any time, to convert their note into shares of our common stock at a conversion ratio of one share of common stock for each $0.14 of principal amount of their note for a maximum potential aggregate of 714,285 shares of common stock; in addition, the investors were issued warrants to purchase an aggregate of 357,143 shares of common stock at an exercise price of $.14 per share that expire five years from the date of issuance.  Additionally, the convertible notes are secured by approximately 1.4 million restricted shares of our restricted common stock held by a third party.  These collateral shares return to us and become canceled when the terms of the convertible notes have been satisfied.  The offer and sale of the securities underlying these convertible notes were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Sections 4(2) and Section 4(6) of the Securities Act of 1933 and/or Rule 506 of Regulation D adopted thereunder.

In February 2008, we entered into a one month unsecured loan with an unrelated party for an amount of $50,000.  The loan was fully paid in February 2008 and in conjunction with the loan, we issued 100,000 restricted common shares valued at $16,000 for a service fee related to the loan.

Item 3.  Defaults Upon Senior Securities – None

Item 4.  Submission of Matters to a Vote of Security Holders

Effective May 9, 2008, a majority of our stockholders approved a written consent for the following items:

-
appoint, elect and ratify Mike Sawtell to hold the same office of Sole Director of the Board of the Directors until the 2009 annual meeting of Company shareholders or written consent of shareholders in lieu thereof.

-
ratify and approve the our reservation of thirty five million shares (35,000,000) of our common stock for issuance under the approved 2007 Incentive and Non-Statutory Stock Option Plan and corresponding amendment to such plan;

-	ratify the appointment of Haskell & White LLP, to be our Independent Accountants for fiscal year 2008.

Item 5.   Other Information

On May 13, 2008, our Board of Directors approved the re-pricing of compensation options granted in 2007 to purchase up to 3,355,000 shares of our common stock from a weighted average exercise price of $0.70 per share to a weighted average price of $0.27 per share; included in this re-price event were 875,000 options owned by our CFO.

Item 6.                       Exhibits

Exhibit No.	Description
2.1	Merger Agreement, dated January 16, 2007, between HomAssist Corporation and The Family Post, Inc. as filed on Form 8-K, filed February 1, 2007, incorporated by reference
3.1	Articles of Incorporation as filed on Form SB-2, filed April 28, 2005, incorporated by reference
3.2	Bylaws as filed on Form SB-2, filed April 28, 2005, incorporated by reference
3.3	Amendment to Bylaws as filed on Form 8-K, filed January 17, 2007, incorporated by reference
3.4	Certificate of Amendment to Articles of Incorporation as filed on Form 8-K, filed January 25, 2007, incorporated by reference
10.1	2007 Incentive and Non Statutory Stock Option Plan as filed on Form 8-K, filed February 1, 2007, incorporated by reference
10.2	Independent Consultant Stock Option Agreement dated as of July 1, 2005 between The Family Post and William Sawtell as filed on Form 8-K, filed February 1, 2007, incorporated by reference
10.3	Employment Agreement and Stock Option Agreement dated as of March 15, 2006 between The Family Post and Samir Patel as filed on Form 8-K, filed February 1, 2007, incorporated by reference
10.4	Executive Employment and Indemnification Agreement dated as of January 30, 2007, between us and Michael Sawtell as filed on Form 8-K, filed February 1, 2007, incorporated by reference
10.5	Executive Employment and Indemnification Agreement dated as of January 30, 2007, between us and Steven Dong as filed on Form 8-K, filed February 1, 2007, incorporated by reference
10.6	Form Stock Subscription Agreement, Form Stock Option Agreement, Form Amended Stock Subscription Agreement as filed on Form 8-K, filed February 1, 2007, incorporated by reference
10.7	Form of Stock Subscription Agreement, incorporated by reference from the Registrant’s Form 10-QSB, filed with the Securities and Exchange Commission on May 14, 2007.
10.8	Form of Convertible Note and Warrant Agreement, incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 9, 2007.
10.9
Form of Regulation-S Stock Purchase Agreement between the Registrant and Imini Enterprises Corporation, dated January 8, 2008, incorporated by reference from the Registrant’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 31, 2008.

10.10
Form of Stock Subscription Agreement between the Registrant and Step Management Limited dated April 20, 2007, incorporated by reference from the Registrant’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 31, 2008.

10.11
Financial Advisory Agreement between the Registrant and Norm Farra dated September 29, 2007, incorporated by reference from the Registrant’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 31, 2008.

10.12
Investor Relations Agreement between the Registrant and Crown  Financial dated November 13, 2007, incorporated by reference from the Registrant’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 31, 2008

10.13
Amendment to Investor Relations Agreement between the Registrant and Crown  Financial dated February 12, 2008, incorporated by reference from the Registrant’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 31, 2008

10.14
Partner Agreement between DigitalPost Interactive, Inc and BowTie, Inc. dated October 26, 2007 incorporated by reference from the Registrant’s Form 8-K filed with the Securities and Exchange Commission on November 1, 2007.

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

10.17
Agreement between DigitalPost Interactive, Inc. and Mitsubishi Digital Electronics America, Inc. dated January 8, 2008, incorporated by reference from the Registrant’s Form 8-K filed with the Securities and Exchange Commission on January 9, 2008.

10.18
Agreement between DigitalPost Interactive, Inc. and Onscribe, Inc. dated February 12, 2008, incorporated by reference from the Registrant’s Form 8-K filed with the Securities and Exchange Commission on February 15, 2008.

10.19
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

10.21	Form of Convertible Note and Warrant Agreement entered into by DigitalPost Interactive, Inc. in May 2008.
10.22	Amendment to 2007 Incentive and Non-Statutory Stock Option Plan, as amended on May 9, 2008.
21.1	List of Subsidiaries of the Company as filed on form 8-K, filed January 30, 2007, as filed on form 8k, filed February 1, 2007, incorporated by reference
31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Michael Sawtell
31.2	Rule 13a-14(a)/ 15d-14(a) Certification of Steven Dong
32.1	Certification Pursuant to 18 U.S.C. section 1350 of Michael Sawtell
32.2	Certification Pursuant to 18 U.S.C. section 1350 of Steven Dong

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIGITALPOST INTERACTIVE, INC. (Registrant)

May 15, 2008	/s/ Michael Sawtell
Michael Sawtell
Chief Executive Officer, President, and Sole Director

May 15, 2008	/s/ Steven Dong
Steven Dong
Chief Financial Officer