Form 10-Q
period 2008-06-30
DigitalPost Interactive, Inc.
filed 2008-08-14
CIK 1321099

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2008

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

As of August 14, 2008, there were 59,344,147, shares of the Registrant’s common stock issued and outstanding.

Item 1. Financial Statements

DIGITALPOST INTERACTIVE, INC.
CONDENSED CONSOLIDATED
BALANCE SHEETS

	June 30,	December 31,
	2008	2007
Assets	(Unaudited)
Current assets
Cash and cash equivalents	$232,700	$88,400
Accounts receivable and other current assets	44,100	2,400
Total current assets	276,800	90,800
Property and equipment, net	57,300	64,200
Web site development costs, net	136,100	103,300
Other assets	116,800	8,200
Total assets	$587,000	$266,500

Liabilities and Stockholders' Deficit
Current liabilities
Accounts payable	$72,400	$41,700
Accrued expenses	89,400	86,900
Deferred revenue	93,100	58,900
Due to stockholder	39,600	54,000
Total current liabilities	294,500	241,500

Convertible promissory notes, net (Note 7)	778,300	221,100
Total liabilities	1,072,800	462,600

Commitments and contingencies (Note 10)

Stockholders’ deficit (Note 8)

Preferred Stock, $.001 par value; 20,000,000
shares authorized; no shares
issued and outstanding	-	-
Common Stock, $.001 par value; 480,000,000 shares authorized;
59,344,147 and 53,550,840 shares issued and outstanding
at June 30, 2008 and December 31, 2007, respectively	59,300	53,600
Additional paid in capital	5,403,900	3,244,500
Accumulated deficit	(5,949,000)	(3,494,200)
Stockholders’ deficit	(485,800)	(196,100)
Total liabilities and stockholders’ deficit	$587,000	$266,500

The accompanying notes to condensed unaudited consolidated financial statements are an integral part of these balance sheets.

DIGITALPOST INTERACTIVE, INC.
CONDENSED CONSOLIDATED
STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007

Revenues:
Subscriptions	$59,100	$16,800	$110,400	$29,000
Professional services	85,100	10,000	85,100	10,000
Total Revenue	144,200	26,800	195,500	39,000

Cost of Revenues:
Subscriptions	12,100	10,600	23,100	15,900
Professional services	21,100	6,400	21,100	6,400
Total Cost of Revenue	33,200	17,000	44,200	22,300

Gross Profit	111,000	9,800	151,300	16,700

Operating expenses:
Research and development	180,400	43,600	239,100	72,600
Sales and marketing	184,300	196,200	337,900	302,300
General and administrative	1,091,500	294,600	1,789,700	937,000

Total operating expenses	1,456,200	534,400	2,366,700	1,311,900

Loss from operations	(1,345,200)	(524,600)	(2,215,400)	(1,295,200)

Interest (expense)	(127,400)	(2,000)	(237,500)	(3,400)
Other (expenses) income, net	(1,100)	(2,000)	(1,900)	(2,800)

Net loss	$(1,473,700)	$(528,600)	$(2,454,800)	$(1,301,400)

Weighted average outstanding shares	58,724,597	52,833,385	56,809,895	56,272,001

Basic and diluted loss per share	$(0.025)	$(0.010)	$(0.043)	$(0.023)

 The accompanying notes to condensed unaudited consolidated financial statements are an integral part of these statements.

DIGITALPOST INTERACTIVE, INC.
CONDENSED CONSOLIDATED
STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six	Six
	Months Ended	Months Ended
	June 30, 2008	June 30, 2007
Cash flows from operating activities
Net loss	$(2,454,800)	$(1,301,400)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation and amortization	38,200	24,700
Non-cash stock-based compensation	1,392,000	247,500
Amortization of debt discount	181,600	-
Finders fees and additional compensation due to stockholder accrued	-	92,500

Changes in operating assets and liabilities:
Accounts receivable and other assets	(41,800)	(8,900)
Other assets	(42,600)
Accounts payable	(11,900)	(31,100)
Accrued expenses	32,100	55,400
Deferred revenue	34,200	6,000
Net cash used by operating activities	(873,000)	(915,300)
Cash flows from investing activities
Acquisition of property and equipment	(3,300)	(56,000)
Acquisition and development of software	(18,000)	(27,700)
Net cash used by investing activities	(21,300)	(83,700)
Cash flows from financing activities
Proceeds from the issuance of common stock	619,000	760,000
Proceeds from short term loan	-	13,300
Proceeds from convertible notes	500,000	-
Payments made on shareholder loans	(14,400)	(25,000)
Financing cost	(66,000)	(25,000)
Net cash provided by financing activities	1,038,600	723,300
Net increase (decrease) in cash and cash equivalents	144,300	(275,700)
Cash and cash equivalents, beginning of period	88,400	337,000
Cash and cash equivalents, end of period	$232,700	$61,300

Supplemental disclosures:
Cash paid for income taxes	$1,600	$1,600
Cash paid for interest	$2,900	$700

Supplemental disclosures of non cash activities:
Finders fees and additional compensation due to stockholders accrued	$-	$92,500

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

In the opinion of management, all adjustments, including normal recurring adjustments, considered necessary for a fair presentation have been included. The accompanying condensed unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company included in the Company’s 2007 Form 10-KSB as filed March 31, 2008 and Form 8-K/A Amendment No. 3 as filed April 30, 2007 . Operating results for the three and six month periods ended June 30, 2008 is not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2008.

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

Web Site and Software Development Costs

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

The Company also applies Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed to costs incurred internally in creating its software products.  Under SFAS No. 86, costs are charged to research and development expense until technological feasibility has been established for the related product.  Technical feasibility is deemed to have been established upon completion of a detail program design or completion of a working model.  Subsequent to technological feasibility having been established, software production costs shall be capitalized and reported at the lower of amortized cost or net realizable value.

As of June 30, 2008, and December 31, 2007 the Company capitalized $136,100 and $103,300, respectively, net of accumulated amortization, related to its web site and software development.

Research and Development Costs

The Company expenses research and development costs as incurred.

Revenue Recognition

The Company’s subscription revenues are generated from monthly subscriptions for web site hosting services. The typical subscription agreement includes the usage of a personalized web site and hosting services. The individual deliverables are not independent of each other and are not sold or priced on a standalone basis. Costs to complete the web site and prepare it for the use of an end customer are minimal, and are expensed to cost of revenues as incurred. Upon the completion of a customer’s signup and initial hosting of the web site, the subscription is offered free of charge for a two week trial period during which the customer can cancel at anytime. In accordance with SAB No. 104, after the two week trial period has ended, revenue is recognized when all of the following conditions are satisfied: (1) there is persuasive evidence of an arrangement; (2) the service has been provided to the customer; (3) the amount of fees to be paid by the customer is fixed or determinable; and (4) the collection of the Company’s fees is probable. These criteria are met monthly as the Company’s service is provided on a month-to-month basis, and collections are generally made in advance of the services. There is no provision for refunds as of June 30, 2008, as the Company’s historical refund experience has been minimal.

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

Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Due to the anti-dilutive nature of the Company’s stock options, there is no effect on the calculation of weighted average shares for diluted net loss per common share. As a result, the basic and diluted net losses attributable per common share amounts are identical. 48,383,736 shares of potentially dilutive securities have been excluded for three and six month periods ended June 30, 2008, respectively, because their effect was anti-dilutive.  13,308,117 shares of potentially dilutive securities have been excluded for three and six month periods ended June 30, 2007, respectively, because their effect was anti-dilutive.

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

The Company adopted SFAS No. 123R on January 1, 2006, using the modified-prospective transition method. Under the modified-prospective transition method, prior periods of the Company’s financial statements are not restated for comparison purposes. In addition, the measurement, recognition and attribution provisions of SFAS No. 123R apply to new grants and grants outstanding on the adoption date. Estimated compensation expense for outstanding grants at the adoption date will be recognized over the remaining vesting period using the compensation expense calculated for the pro forma disclosure purposes under SFAS No. 123, Accounting for Stock-Based Compensation. The Company’s 2008 calculations were made using the Black-Scholes option-pricing model with the following weighted average assumptions: expected life of 4.5 years; 280% stock price volatility; risk-free interest rate of 3.1%; forfeitures rate of 10% and no dividends during the expected term. During three and six month period ended June 30, 2008, the Company recognized stock option expense of $299,100, and $429,100 respectively.  During the three and six months ended June 30, 2007, the Company recognized stock option expense of approximately $17,700 negative expense and $247,500 expense, respectively.

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of June 30, 2008, the carrying value of accounts payable, loans from stockholders and accrued liabilities approximated fair value due to the short-term nature and maturity of these instruments.  As of June 30, 2008, the carrying value of the long term convertible notes payables approximate fair value except for the fair value of the 2007 Convertible Promissory Notes (See Note 7) which has not been estimated since the cost of doing so would be excessively expensive and not practicable.

Concentration of Risk

As of June 30, 2008, the Company maintained its cash account at one commercial bank. The cash balance at June 30, 2008, exceeded the FDIC coverage limit by $145,300.

Advertising

Advertising and promotion costs are charged to operations when incurred. For the three and six months ended June 30, 2008, advertising and promotion costs amounted to $57,300 and $125,700 respectively.  For the three and six months ended June 30, 2007, advertising and promotion costs amounted to $67,100, and $102,800, respectively.

Impairment of Long-Lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives when events or circumstances lead management to believe that the carrying value of an asset may not be recoverable. For the three and six months ended June 30, 2008 and 2007, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

Estimates

The consolidated financial statements are prepared on the basis of accounting principles generally accepted in the United States of America. The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of June 30, 2008, and revenues and expenses for the three and six months ended June 30, 2008 and 2007. Actual results could differ from those estimates made by management.

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

3.           GOING CONCERN AND MANAGEMENT’S PLANS

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate the continuation of the Company as a going concern. The Company has not established sufficient sources of revenue to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of June 30, 2008, the cash resources of the Company are insufficient to meet its current working capital needs and on going business plan. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Since inception through December 31, 2007, the Company has raised approximately $3.1 million in private debt and equity financing.  In January 2008, the Company entered into a $1 million private placement with foreign investors under a Regulation S Stock Purchase agreement, which the Company has received approximately $619,000 through June 30, 2008.  Additionally, during the quarter ended June 30, 2008, the Company entered into convertible promissory notes in an aggregate amount of $584,800 that yielded cash proceeds to the Company of $500,000 (see Note 7).  The Company expects to raise additional funds either through additional debt or equity financings during the remainder of 2008.  The offer and sale of the securities above were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in (i) Rule 506 promulgated under the Securities Act and in Section 4(2) and Section 4(6) of the Securities Act and/or Rule 506 of Regulation D or (ii) Rule 501 of Regulation S.

4.           PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	June 30, 2008	December 31, 2007

Computer equipment and software	$53,200	$49,800
Furniture and fixtures	37,500	37,500
Less -accumulated depreciation and amortization	(33,400)	(23,100)
	$57,300	$64,200

5.           WEB SITE DEVELOPMENT COSTS

Web site development costs consisted of the following:
	June 30, 2008	December 31, 2007

Website development costs	$234,000	$173,300
Less -accumulated amortization	(97,900)	(70,000)
	$136,100	$103,300

6.           DUE TO STOCKHOLDER

As of June 30, 2008, $39,600 was due to an officer of the Company and principal stockholder. The amount due to the officer does not bear interest, is not collateralized and has no formal repayment terms.  During the six months ended June 30, 2008, $14,400 of the net amount owed was paid to the officer.

7.           CONVERTIBLE PROMISSORY NOTES

The 2007 Convertible Promissory Notes

During October 2007, the Company commenced a private offering of its securities for the purpose of raising capital whereby it entered into Convertible Notes with nine accredited investors, one of which is the chief financial officer of the Company. Pursuant to the terms of the offering, the investors purchased an aggregate of $767,000 of 8% senior secured convertible notes and were issued warrants to purchase shares of the Company’s common stock (the “2007 Convertible Notes”). The secured convertible notes in the event of default become secured by the Company’s assets and are due two years from the date of each note, but are subordinate to the AOI Fund Convertible Promissory Notes discussed below.  Initially, each secured convertible note holder had the right, at any time, to convert their note into shares of the Company’s common stock at a conversion ratio of one share of common stock for each $0.40 of principal amount of their note for a maximum potential aggregate of 1,917,500 shares of common stock; in addition, the investors were issued warrants to purchase an aggregate of 1,917,500 shares of common stock at an exercise price of $0.50 per share that expire five years from the date of issuance.  Half of these warrants are exercisable immediately and the remaining half are exercisable upon the conversion of the related notes payable. For a period of twelve months after the effective date, if the Company sells common stock at a price per share below the conversion price of $.40 per share, the conversion price will adjust accordingly downward to the new lower sales price per share.  Since then, the Company has sold securities at a lower price of $.123 per share, as a result the Company is obligated to lower the conversion price from $.40 per share to the same $.123 per share price which gives each investor the right, at any time, to convert their note into shares of the Company’s common stock at a conversion ratio of one share of common stock for each $0.123 of principal amount of their note for a maximum potential aggregate of 6,235,772 shares of common stock. In connection with this financing, a form of the convertible notes agreement was filed with the Securities and Exchange Commission on Form 8-K, dated October 4, 2007. The offer and sale of the securities underlying the convertible notes were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Sections 4(2) and Section 4(6) of the Securities Act of 1933 and/or Rule 506 of Regulation D adopted thereunder.

One of the five investors who entered into the 2007 Convertible Notes is the chief financial officer of the Company.  The Company owed the chief financial officer $92,300 at the time of the offering, of which, the chief financial officer exchanged $45,000 of the $92,300 due for $45,000 of convertible notes. As a result, $45,000 of the $767,000 notes issued were purchased by the chief financial officer and the Company received $722,000 net cash proceeds from the $767,000 the convertible note financing.

The Company determined that the embedded conversion option in the 2007 Convertible Notes qualifies for equity classification under EITF 00-19, qualifies for the scope exception of paragraph 11(a) of SFAS 133, and is not bifurcated from the host contract. The Company also determined that the warrants issued to the note holders qualify for equity classification under the provisions of SFAS 133 and EITF 00-19. In accordance with the provisions of Accounting Principles Board Opinion No. 14, the Company allocated the net proceeds received in this transaction to each of the convertible notes and common stock purchase warrants based on their relative estimated fair values. As a result, the Company allocated $480,800 to the convertible notes and $143,200 to the vested portion of the common stock purchase warrants, which was recorded in additional paid-in-capital. In accordance with the consensus of EITF issues 98-5 and 00-27, management determined that the convertible notes contained a beneficial conversion feature based on the effective conversion price after allocating proceeds of the convertible notes to the vested portion of the common stock purchase warrants. The amounts recorded for the common stock purchase warrants are amortized as interest expense over the term of the convertible notes.  If there are conversions of the convertible notes, then the Company will recognize the relative fair value of the warrants that vest upon such conversion in the amount of $143,200.

Interest charges associated with the convertible notes, including amortization of the discounts associated with the beneficial conversion feature and the vested warrants, totaled $98,300 and $191,700 for the three and six months ended June 30, 2008.

The 2008 Convertible Promissory Notes

In May 2008, four individual investors purchased an aggregate of $100,000 of 12% secured convertible notes and were issued warrants to purchase shares of the Company’s common stock (the “2008 Convertible Notes”). Each convertible note holder has the right, at any time, to convert their note into shares of the Company’s common stock at a conversion ratio of one share of common stock for each $0.14 of principal amount of their note for a maximum potential aggregate of 714,285 shares of common stock; in addition, the investors were issued warrants to purchase an aggregate of 357,143 shares of common stock at an exercise price of $.14 per share that expire five years from the date of issuance.  Additionally, the convertible notes are secured by approximately 1.4 million restricted shares of the Company’s common stock held by a third party.  These collateral shares return to the Company and become canceled when the terms of the convertible notes have been satisfied.  The offer and sale of the securities underlying the convertible notes were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Sections 4(2) and Section 4(6) of the Securities Act of 1933 and/or Rule 506 of Regulation D adopted thereunder.

The Company determined that the embedded conversion option in the 2008 Convertible Notes qualifies for equity classification under EITF 00-19, qualifies for the scope exception of paragraph 11(a) of SFAS 133, and is not bifurcated from the host contract. The Company also determined that the warrants issued to the note holders qualify for equity classification under the provisions of SFAS 133 and EITF 00-19. In accordance with the provisions of Accounting Principles Board Opinion No. 14, the Company allocated the net proceeds received in this transaction to each of the convertible notes and common stock purchase warrants based on their relative estimated fair values. As a result, the Company allocated $46,300 to the convertible notes and $46,300 to the vested portion of the common stock purchase warrants, which was recorded in additional paid-in-capital. In accordance with the consensus of EITF issues 98-5 and 00-27, management determined that the convertible notes contained a beneficial conversion feature based on the effective conversion price after allocating proceeds of the convertible notes to the vested portion of the common stock purchase warrants. The amounts recorded for the common stock purchase warrants are amortized as interest expense over the term of the convertible notes.

Interest charges associated with the convertible notes, including amortization of the discounts associated with the beneficial conversion feature and the vested warrants, totaled $23,100 for each of three and six month periods ended June 30, 2008.

The AOI Fund Convertible Promissory Notes

In May 2008, an investor purchased $242,400 of 15% secured convertible notes and was issued warrants to purchase shares of our common stock (the “AOI Convertible Notes”). The convertible note holder has the right, at any time, to convert their note into shares of our common stock at a conversion ratio of one share of common stock for each $0.25 of principal amount of their note for a maximum potential aggregate of 969,696 shares of common stock; in addition, the investors were issued “Series A Warrants" to purchase 96,969 shares of common stock at an exercise price of $.25 per share that expire five years from the date of issuance and “Series B Warrants” to purchase 96,969 shares of common stock at an exercise price of $.30 per share that expire five years from the date of issuance.  The Series A Warrants also have a put option in the amount of $60,000 which can only be exercised after the two year anniversary date of the convertible note.  The Series B Warrants have no put option.  The convertible notes included an original issue discount of $42,400.  Additionally, the convertible notes are secured by a security interest in all assets of the Company. The offer and sale of the securities underlying these convertible notes were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Sections 4(2) and Section 4(6) of the Securities Act of 1933 and/or Rule 506 of Regulation D adopted thereunder.

The Company determined that the embedded conversion option in the AOI Convertible Notes qualifies for equity classification under EITF 00-19, qualifies for the scope exception of paragraph 11(a) of SFAS 133, and is not bifurcated from the host contract. The Company also determined that the warrants issued to the note holders qualify for equity classification under the provisions of SFAS 133 and EITF 00-19. In accordance with the provisions of Accounting Principles Board Opinion No. 14, the Company allocated the net proceeds received in this transaction to each of the convertible notes and common stock purchase warrants based on their relative estimated fair values. As a result, the Company allocated no amounts to the convertible notes and $17,400 to the common stock purchase warrants, which was recorded in additional paid-in-capital. In accordance with the consensus of EITF issues 98-5 and 00-27, management determined that the convertible notes contained a beneficial conversion feature based on the effective conversion price after allocating proceeds of the convertible notes to the common stock purchase warrants. The amounts recorded for the common stock purchase warrants are amortized as interest expense over the term of the convertible notes.

Interest charges associated with the convertible notes, including amortization of the discounts associated with the original issue discount, put option and the vested warrants, totaled $12,300 for each of three and six month periods ended June 30, 2008.

In June 2008, the same investor purchased for a second investment, $242,400 of the AOI Convertible Notes (15% secured convertible notes) and were issued warrants to purchase shares of our common stock. The convertible note holder has the right, at any time, to convert their note into shares of our common stock at a conversion ratio of one share of common stock for each $0.25 of principal amount of their note for a maximum potential aggregate of 969,696 shares of common stock; in addition, the investors were issued “Series A Warrants" to purchase 96,969 shares of common stock at an exercise price of $.25 per share that expire five years from the date of issuance and “Series B Warrants” to purchase 96,969 shares of common stock at an exercise price of $.30 per share that expire five years from the date of issuance.  The Series A Warrants also have a put option in the amount of $60,000 which can only be exercised after the two year anniversary date of the convertible note.  The Series B Warrants have no put option.  The convertible note included an original issue discount of $42,400.  Additionally, the convertible notes are secured by a security interest in all assets of the Company. The offer and sale of the securities underlying these convertible notes were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Sections 4(2) and Section 4(6) of the Securities Act of 1933 and/or Rule 506 of Regulation D adopted thereunder.

The Company determined that the embedded conversion option in the AOI Convertible Notes qualifies for equity classification under EITF 00-19, qualifies for the scope exception of paragraph 11(a) of SFAS 133, and is not bifurcated from the host contract. The Company also determined that the warrants issued to the note holders qualify for equity classification under the provisions of SFAS 133 and EITF 00-19. In accordance with the provisions of Accounting Principles Board Opinion No. 14, the Company allocated the net proceeds received in this transaction to each of the convertible notes and common stock purchase warrants based on their relative estimated fair values. As a result, the Company allocated no amounts to the convertible notes and $14,500 to the common stock purchase warrants, which was recorded in additional paid-in-capital. In accordance with the consensus of EITF issues 98-5 and 00-27, management determined that the convertible notes contained a beneficial conversion feature based on the effective conversion price after allocating proceeds of the convertible notes to the common stock purchase warrants. The amounts recorded for the common stock purchase warrants are amortized as interest expense over the term of the convertible notes.
Interest charges associated with the convertible ntoes, including amortization of the discounts associated with the original issue discount, put option and the vested warrants, totaled $200 for each of three and six month periods ended June 30, 2008.

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

Common Stock

Immediately following the Merger on January 30, 2007 and as of June 30, 2008, there were 52,833,385 and 59,344,147  shares of our common stock issued and outstanding and no shares of preferred stock issued and outstanding (see Note 2 for further discussion on the Merger).

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

Shares Issued After the Merger

During April 2007, the Company agreed to a $4 million private placement for the issuance of up to 2,540,000 restricted common shares at $1.57 per share.  As of October 2007, the Company had received $1,130,000 of the $4 million private placement and closed the $4 million private placement and issued 717,500 of restricted shares of the Company’s common stock for the $1,130,000 cash proceeds received.  Subsequently, the Company commenced the convertible note offerings, pursuant to which it had issued $1,351,800 in aggregate of convertible notes (see Note 7 for further discussion).  Under the convertible note agreements the Company may issue up to 8,889,449 restricted shares if all the outstanding principal amounts of the convertible notes convert into common stock of the Company. In January 2008, the Company entered into a $1 million private placement with foreign investors under a Regulation S Stock Purchase agreement, which the Company had received $619,000 cash proceeds for the issuance of 5,145,837, restricted shares as of June 30, 2008. In February 2008, the Company entered into a one month unsecured loan with an unrelated party for an amount of $50,000.  The loan was fully paid in February 2008 and in conjunction with the loan, the Company issued 100,000 restricted common shares valued at $16,000 for a service fee related to the loan.  The offer and sale of the securities above were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in (i) Rule 506 promulgated under the Securities Act and in Section 4(2) and Section 4(6) of the Securities Act and/or Rule 506 of Regulation D; or (ii) Rule 501 under Regulation S.

During the six months ended June 30, 2008, the Company issued 217,885 shares of common stock for $29,200 of interest due on the 2007 Convertible Promissory Notes.

During the six months ended June 30, 2008, the Company issued 329,535 shares of common stock for options exercised in the amount of $33,750 cash proceeds.

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

In accordance with the provisions of SFAS 123R, and for nonemployees, the measurement criteria of EITF 96-18, the Company recognized stock-based compensation expense of $312,800 for the six months ended June 30, 2008, respectively. The Company recognized stock-based compensation expense of $247,500 for the six months ended June 30, 2007, respectively.  The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model. Until the quarterly period ended March 31, 2008, the expected volatility is based on industry comparables as the Company recently became a publicly held company and trading volumes have been low.  The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected term of options granted is based on the remaining expected life of the option. The following weighted average assumptions were used for the options granted during the three months ended June 30, 2008 and 2007:

	Six Months Ended June 30,
	2008	2007
Expected volatility	280%	45%
Risk-free rate	3.1%	4.8%
Expected term	3.5 years	4.5 years

A summary of stock option activity for the six months June 30, 2008, is as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding as of December 31, 2007	18,098,922	$.21
Granted	9,840,000	$.24
Exercised	329,535	$.10
Cancelled	635,355	$.41
Outstanding as of June 30, 2008	26,974,032	$.16	4.1	$--

A summary of the status of the nonvested options for the six months ended June 30, 2008 is presented below:

	Number of Shares	Weighted- Average Grant Date Fair Value
Nonvested as of December 31, 2007	7,270,870	$.38
Granted	9,840,000	$.20
Vested	(507,500)	$.26
Cancelled	(533,840)	$.48
Nonvested as of June 30, 2008	16,069,530	$.16

Information regarding the weighted-average remaining contractual life and weighted-average exercise price of options outstanding and options exercisable at June 30, 2008, for selected price ranges is as follows:

Options Outstanding	Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life(in Years)	Weighted Average Exercise Price per Share	Number Exercisable	Weighted Average Exercise Price per Share
$ .05 - .18	22,379,032	4.2	$ .12	10,422,002	$ .11
$ .18 - .27	4,595,000	4.1	$ .27	482,500	$ .25
	26,974,032			10,904,502

Warrants

Just prior to the Merger, there were no warrants to purchase HomAssist or Old TFP stock outstanding.

In conjunction with the $767,000 raised pursuant to the 2007 Convertible Notes, the Company issued warrants to purchase an aggregate of 1,917,500 shares of common stock of the Company at an exercise price of $0.50 per share that expire five years from the date of issuance (See Note 7).

In November 2007, pursuant to an investor relations fee agreement, the Company agreed to grant warrants to purchase up to 3,000,000 common shares of the Company.  As of December 31, 2007, the Company had issued warrants to purchase an aggregate of 1,000,000 shares of common stock of the Company at an exercise price of $1.20 per share that expire in May 2008.  In January 2008, these warrants were cancelled and the Company granted new warrants to purchase up to an aggregate of 4,600,000 shares of common stock of the Company at an exercise price of $.65 per share that expire in May 2008.  In accordance with FAS 123R, the Company recognized an expense of $223,000 for the incremental fair value of the revised award on the modification date.  In May 2008, these warrants were cancelled and the Company granted new warrants to purchase up to an aggregate of 6,600,000 shares of common stock of the Company at an exercise price of $.45 per share that expire in July 2008.  In accordance with FAS 123R, the Company recognized an expense of $268,000 for the incremental fair value of the revised award on the modification date.

In April 2008, pursuant to a marketing partnership agreement, the Company agreed to issue a warrant to purchase up to an aggregate of 2,025,000 shares of common stock at an exercise price of $.32 per share.  These warrants vest based upon certain sales targets achieved and expire April 2013.

In April 2008, a warrant to purchase 350,000 common shares issued in October 2007 pursuant to a financial advisory agreement were cancelled pursuant to a new financial advisory agreement entered into by the Company which obligated the Company to issue 10% of any related proceeds raised by the financial advisor and 10% of any other consideration received by the investor.  Pursuant to this new agreement, in June 2008, the Company issued warrants to purchase up to 213,334 shares of common stock at an exercise price of $.25 per share and 19,394 shares of common stock at an exercise price of $.30 per share.

In May 2008, in conjunction with the issuance of The 2008 Convertible Notes (See Note 7) the Company issued warrants to purchase shares of up to 357,143 shares of common stock at an exercise price of $.14 per share that expire five years from the date of issuance.

In May 2008, in conjunction with the issuance of The AOI Fund Convertible Promissory Notes (See Note 7) the Company issued “Series A Warrants" to purchase 96,969 shares of common stock at an exercise price of $.25 per share that expire five years from the date of issuance and “Series B Warrants” to purchase 96,969 shares of common stock at an exercise price of $.30 per share that expire five years from the date of issuance.  The Series A Warrants also have a put option in the amount of $60,000.  The Series B Warrants have no put option.

In May 2008 and June 2008, the Company entered into subordination agreements with the holders of the 2007 Convertible Notes.  As a result, the Company issued to the holders warrants to purchase up to an aggregate 500,000 shares of the Company’s common stock at an exercise price of $.18 per share in exchange for the holders to subordinate their convertible promissory notes.

In June 2008, in conjunction with the second issuance of The AOI Fund Convertible Notes (See Note 7) the Company issued “Series A Warrants" to purchase 96,969 shares of common stock at an exercise price of $.25 per share that expire five years from the date of issuance and “Series B Warrants” to purchase 96,969 shares of common stock at an exercise price of $.30 per share that expire five years from the date of issuance.  The Series A Warrants also have a put option in the amount of $60,000.  The Series B Warrants have no put option.

A summary of warrant activity for the six months ended June 30, 2008, is as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding as of December 31, 2007	3,267,500	$.74	3.5	$-
Granted	15,702,751.47
Cancelled	(6,450,000)	.74
Outstanding as of June, 2008	12,520,251	$.40	4.8	$-

A summary of the status of the non-vested warrants for the six months ended June 30, 2008 is presented below:

	Number of Shares	Weighted- Average Grant Date Fair Value
Non-vested as of December 31, 2007	958,750	$.37
Granted	15,702,751	$.28
Vested	(7,877,751)	$.41
Cancelled	(5,100,000)	$.08
Non-vested as of June 30, 2008	3,683,750	$.30

9.           RELATED PARTY TRANSACTIONS

As of June 30, 2008 the Company owed an executive officer $39,600 (see further discussion in Note 6).

On May 13, 2008, our Board of Directors approved the re-pricing of compensation options granted in 2007 to the Company’s employees and consultants to purchase up to 3,355,000 shares of the Company’s common stock from a weighted average exercise price of $0.70 per share to a weighted average price of $0.27 per share; included in this re-price event was an option owned by an executive officer of the Company to purchase 875,000 common shares.

10.           COMMITMENTS

In February 2007, the Company entered into a two year lease for its new principal offices. Monthly rent is $8,400 under this lease. Rent expense during the three and six months ended June 30, 2008 was $25,200 and $50,400, respectively.  Rent expense during the three and six months ended June 30, 2007 was $24,700 and $33,500, respectively.

Pursuant to the office lease agreement, as of June 30, 2008 total remaining rental payments of $50,400 are due through December 31, 2008; and; total payments of $16,400 are due through December 31, 2009.

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

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 123(R).” This statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multi-employer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets for a not-for-profit organization. This statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. This statement is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of SFAS No. 158 is not expected to have a material impact on the Company’s consolidated financial statements.

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

12.           SUBSEQUENT EVENTS

In July 2008, an investor purchased for a third investment, $242,400 of the AOI Convertible Notes (15% secured convertible notes) and were issued warrants to purchase shares of our common stock. The convertible note holder has the right, at any time, to convert their note into shares of our common stock at a conversion ratio of one share of common stock for each $0.25 of principal amount of their note for a maximum potential aggregate of 969,696 shares of common stock; in addition, the investors were issued “Series A Warrants" to purchase 96,969 shares of common stock at an exercise price of $.25 per share that expire five years from the date of issuance and “Series B Warrants” to purchase 96,969 shares of common stock at an exercise price of $.30 per share that expire five years from the date of issuance.  The Series A Warrants also have a put option in the amount of $60,000 which can only be exercised after the two year anniversary date of the convertible note.  The Series B Warrants have no put option.  The convertible note included an original issue discount of $42,400.  Additionally, the convertible notes are secured by a security interest in all assets of the Company. The offer and sale of the securities underlying these convertible notes were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Sections 4(2) and Section 4(6) of the Securities Act of 1933 and/or Rule 506 of Regulation D adopted thereunder.

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

This section should be read in conjunction with our condensed unaudited consolidated financial statements and the related notes thereto as of June 30, 2008 and for the three and six months then ended, which are included elsewhere in this report, with the audited consolidated financial statements and related notes thereto as of December 31, 2007 and for the year then ended, included in our Form 10-KSB filed with the Securities and Exchange Commission (“SEC”) on March 31, 2008 and with other company filings made with the SEC.

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

We earn revenue primarily from subscriptions generated from monthly subscriptions for Website hosting services. The typical subscription agreement includes the usage of a personalized website and hosting services.  As of August 14, 2008, we have generated 5,059 subscribers, have 8,116 users, and have transferred more than 2,977 gigabytes of consumer digital media across our systems. However, our revenues are not sufficient to cover our operating costs and expenses. During the three and six months ended June 30, 2008, our revenues were $144,200 and $195,500, respectively. We are in the early phases of revenue generating activities and we intend to market our product more aggressively upon the implementation of business arrangements we’ve recently entered into with marketing partners and completion of additional debt or equity financing.

Current Conditions

Historically, we have incurred significant losses and we continue to incur additional losses during the current quarter ended June 30, 2008.  Our net loss was $1,473,700 and $2,454,800, for the three and six months ended June 30, 2008, respectively. Our cash used in operations was $873,000 and $915,300 for the six months ended June 30, 2008 and 2007, respectively.  As of June 30, 2008, we had an accumulated deficit of approximately $5,949,000. We expect operating losses and negative cash flow to continue for the foreseeable future.  We anticipate that our losses will increase significantly from current levels because we expect to incur significant additional costs and expenses related to being a public company, brand development, advertising, marketing and promotional activities, as well as the employment of additional personnel as our business activities expand. Our ability to become profitable depends on our ability to generate new revenue and sustain substantially higher revenue while maintaining reasonable expense levels.  In particular, although we intend to increase significantly our spending on marketing and promotional activities, these efforts may not be effective in growing our brand, increasing our subscriber base or generating new revenues.  If we do not achieve profitability, we may not be able to continue our operations.

Historically, we have relied upon private debt and equity financings as our source of cash and we continue to rely on these financings to meet our working capital needs. In January 2008, we entered into a $1 million private placement with foreign investors under a Regulation S Stock Purchase agreement, which we received approximately $619,000 as of June 30, 2008. Additionally, in May 2008 and June 2008, we received approximately $500,000 pursuant to convertible notes offerings (see Note 7 to the condensed unaudited financial statements included elsewhere in this report). Additionally, in July 2008, we received $200,000 pursuant to another convertible note offering (see Note 12 to the condensed unaudited financial statements included elsewhere in this report). We plan to use the proceeds of the most recent offering for marketing of our product, increasing revenue generating activities and for general working capital purposes.

In addition to the $1 million Regulation S Stock Purchase agreement and convertible notes offerings, we plan to continue to raise capital by sales of additional private placement equity or debt offerings during the remainder of 2008, although we have no assurance that such financings will be completed.

Going Concern

We have not established sufficient sources of revenue to cover our operating costs and, as such, we have incurred operating losses since inception. Further, as of June 30, 2008, our cash resources were insufficient to meet our current working capital needs and on going business plan. These and other factors raise substantial doubt about our ability to continue as a going concern. The report of the independent registered public accounting firm accompanying the audit of our financial statements for the year ended December 31, 2007, as filed with our Form 10-KSB with the SEC in March 2008, contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern because of our operating losses and our need for additional capital.  Such doubt could make it more difficult for us to raise additional capital and may materially and adversely affect the terms of any financing that we may obtain. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of us to continue as a going concern.

Results of Operations

The Three Months Ended June 30, 2008 Compared to the Three Months Ended June 30, 2007

Total revenue was $144,200 and $26,800 for the three months ended June 30, 2008 and 2007, respectively, representing an increase of $117,400 or 438%. The increase was due to an increase in subscription revenues of $42,300 or 252% during the three months ended June 30, 2008 as compared to the same period last year and an increase in professional services revenues of $75,100 or 751% during the three months ended June 30, 2008 as compared to the same period last year

Subscription revenue was $59,100 and $16,800 for the three months ended June 30, 2008 and 2007, respectively, representing an increase of $42,300 or 252%.  Subscription revenue increased $42,300 due to an increase in our customers to 4,541 subscribers as of June 30, 2008 from 1,152 subscribers as of June 30, 2007. The increase in subscriptions was due to additional marketing activities performed during the three months ended June 30, 2008 as compared to the same period last year and renewals of subscribers.  As we continue marketing activities and promotions, subscription revenues continued to increase through June 30, 2008.   Digital media and related Web 2.0 products and services are relatively new, and as a result, it is difficult to determine our current market share or predict our future market share.  We believe that the market for digital media sharing products and services is growing and that related market opportunities are also expected to grow.   Our revenue, profitability and future growth depend not only on the anticipated market growth, but also our ability to execute our business plan and ultimate customer acceptance of our products and services and the success or failure of our competitors.  As a result, we expect the trend of our revenues to be positive, however, provide no assurance that such will occur.

Professional services revenues for the three months ended June 30, 2008 was $85,100 as compared to $10,000 during the same period last year. The increase was due to us providing custom website design services under software development contracts completed during the three months ended June 30, 2008.  We did not have similar contracts during the same period last year.  We have entered into additional agreements for similar levels of professional services for the remainder of 2008, however, we do not expect that professional services will be recurring beyond 2008 at this time.

Cost of revenue was $33,200 and $17,000 for the three months ended June 30, 2008 and 2007, respectively, representing an increase of $16,200 or 95%. The increase in cost of revenues for the three months ended June 30, 2008 as compared to the same period last year is due an increase in cost of subscription sales of $1,500 or 14% and an increase in cost of professional services of $14,700 or 230%.

Cost of subscription revenues for the three months ended June 30, 2008 was $12,100 as compared to $10,600 during the same period last year.  The increase was due to having an increase in subscription sales. Cost of subscription revenues for the three months ended June 30, 2008 were mostly derived from hosting and setup services incurred from website services provided to our subscribers.

Cost of professional service revenues for the three months ended June 30, 2008 was $21,100 as compared to $6,400 during the same period last year. The increase in cost of professional services revenues for the three months ended June 30, 2008 as compared to the same period last year is due to having provided a higher volume of professional services during the three months ended June 30, 2008 as compared to the same period last year.

Research and development expense was $180,400 and $43,600 for the three months ended June 30, 2008 and 2007, respectively, representing an increase of $136,800 or 314%. The increase was primarily due to higher amounts of research and development activities, including increased costs of hiring new development personnel and consultants during the three months ended June 30, 2008 as compared to the same period last year.

Sales and marketing expense was $184,300 and $196,200 for the three months ended June 30, 2008 and 2007, respectively, representing a decrease of $11,900 or 6%. The decrease was primarily due to having fewer marketing personnel during the three months ended June 30, 2008 as compared to the same period last year.

General and administrative expense was $1,091,500 and $294,600 for the three months ended June 30, 2008 and 2007, respectively, representing an increase of $796,900 or 271%. The increase was primarily due to: i) warrant expense of $652,300 a majority of which relates to warrants granted to our investor relations firm in May 2008, ii) an increase in non cash stock compensation expense of $154,000, iii) an increase of $100,800 in professional legal, accounting and consulting expenses, and, iv) partially offset by decrease in employee benefits of $20,100.

Interest expense was $127,400 and $2,000 for the three months ended June 30, 2008 and 2007, respectively, representing an increase of $125,400 or 6,270%.  The increase was attributable to interest and debt discount amortization expense of $127,400 during the three months ended June 30, 2008 which was mostly related to our convertible notes outstanding during the three months ended June 30, 2008.  There were no such notes outstanding during the same period last year.

The Six Months Ended June 30, 2008 Compared to the Six Months Ended June 30, 2007

Total revenue was $195,500 and $39,000 for the six months ended June 30, 2008 and 2007, respectively, representing an increase of $156,500 or 401%. The increase was due to an increase in subscription revenues of $81,400 or 281% during the six months ended June 30, 2008 as compared to the same period last year and an increase in professional services revenues of $75,100 or 751% during the six months ended June 30, 2008 as compared to the same period last year

Subscription revenue was $110,400 and $29,000 for the six months ended June 30, 2008 and 2007, respectively, representing an increase of $81,400 or 281%.  Subscription revenue increased $81,400 due to an increase in our customers to 4,541 subscribers as of June 30, 2008 from 1,152 subscribers as of June 30, 2007. The increase in subscriptions was due to additional marketing activities performed during the six months ended June 30, 2008 as compared to the same period last year and renewals of subscribers.  As we continue marketing activities and promotions, subscription revenues continued to increase through June 30, 2008.   Digital media and related Web 2.0 products and services are relatively new, and as a result, it is difficult to determine our current market share or predict our future market share.  We believe that the market for digital media sharing products and services is growing and that related market opportunities are also expected to grow.   Our revenue, profitability and future growth depend not only on the anticipated market growth, but also our ability to execute our business plan and ultimate customer acceptance of our products and services and the success or failure of our competitors.  As a result, we expect the trend of our revenues to be positive, however, provide no assurance that such will occur.

Professional services revenues for the six months ended June 30, 2008 was $85,100 as compared to $10,000 during the same period last year. The increase was due to us providing custom website design services under software development contracts completed during the six months ended June 30, 2008.  We did not have similar contracts during the same period last year.  We have entered into additional agreements for similar levels of professional services for the remainder of 2008, however, we do not expect that professional services will be recurring beyond 2008 at this time.

Cost of revenue was $44,200 and $22,300 for the six months ended June 30, 2008 and 2007, respectively, representing an increase of $21,900 or 98%. The increase in cost of revenues for the six months ended June 30, 2008 as compared to the same period last year is due an increase cost of subscription sales of $7,200 or 45% and an increase in cost of professional services of $14,700 or 230%.

Cost of subscription revenues for the six months ended June 30, 2008 was $23,100 as compared to $15,900 during the same period last year.  The increase was due to having an increase in subscription sales. Cost of subscription revenues for the six months ended June 30, 2008 were mostly derived from hosting and setup services incurred from website services provided to our subscribers.

Cost of professional service revenues for the six months ended June 30, 2008 was $21,100 as compared to $6,400 during the same period last year. The increase in cost of professional services revenues for the six months ended June 30, 2008 as compared to the same period last year is due to having provided a higher volume of professional services during the six months ended June 30, 2008 as compared to the same period last year.

Research and development expense was $239,100 and $72,600 for the six months ended June 30, 2008 and 2007, respectively, representing an increase of $166,500 or 229%. The increase was primarily due to higher amounts of research and development activities, including increased costs of hiring new development personnel and consultants during the six months ended June 30, 2008 as compared to the same period last year.

Sales and marketing expense was $337,900 and $302,300 for the six months ended June 30, 2008 and 2007, respectively, representing an increase of $35,600 or 12%. The increase was primarily due to higher sales and marketing activities partially offset by having fewer marketing personnel during the six months ended June 30, 2008 as compared to the same period last year.

General and administrative expense was $1,789,700 and $937,000 for the six months ended June 30, 2008 and 2007, respectively, representing an increase of $852,700 or 91%. The increase was primarily due to: i) warrant expense of $901,100 a majority of which relates to warrants granted to our investor relations firm in May 2008, ii) an increase of $55,100 in professional legal, accounting and consulting expenses, and, iii) partially offset by a decrease in non cash stock compensation expense of $35,400, and decrease of employee benefit related expense of $10,400.

Interest expense was $237,500 and $3,400 for the six months ended June 30, 2008 and 2007, respectively, representing an increase of $234,100 or 6,885%.  The increase was attributable to interest and debt discount amortization expense of $237,500 during the six months ended June 30, 2008 which was mostly related to our convertible notes outstanding during the six months ended June 30, 2008.  There were no such notes outstanding during the same period last year.

Liquidity and Capital Resources

Cash Flows

At June 30, 2008, our cash and cash equivalents were $232,700, an increase of $144,300 from $88,400 as of December 31, 2007.  The increase was due to receiving $619,000 related to our Regulation S Stock Purchase agreement entered into January 2008, $500,000 related to our convertible notes entered into in May 2008 and June 2008, which was partially offset by cash used in operating activities of $873,000 and $18,000 of cash used in the acquisition of and development of software.

Historically, we have incurred losses and have had capital and stockholders’ deficits and limited cash to fund our operations.  During the six months ended June 30, 2008, we raised approximately $1.1 million through equity and debt financings and have no other significant source of cash. Although we expect to grow our revenues, they are not a significant source of cash at this time. Because we expect that revenues from operations will continue to be insufficient to meet our working capital needs, we will need to raise additional capital through equity or debt financings in the near future.  We cannot be certain that such capital will be available to us or whether such capital will be available on terms that are acceptable to us.  Such financing likely would be dilutive to existing stockholders and could result in significant financial and operating covenants that would negatively impact our business.  If we are unable to complete additional financings or to raise sufficient additional capital on acceptable terms, we will have insufficient funds to operate our business or pursue our planned growth.

Foreign Private Placement Equity Financing

In January 2008, we entered into a $1 million private placement with foreign investors under a Regulation S Stock Purchase agreement, which we issued 5,145,837 restricted shares for cash proceeds of $619,000 as of June 30, 2008.  The offer and sale of the securities above were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Rule 501 promulgated under the Securities Act of Regulation S.

The 2008 Convertible Promissory Notes

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

The AOI Fund Convertible Promissory Notes

In May 2008, an investor purchased $242,400 of 15% secured convertible notes and was issued warrants to purchase shares of our common stock. The convertible note holder has the right, at any time, to convert their note into shares of our common stock at a conversion ratio of one share of common stock for each $0.25 of principal amount of their note for a maximum potential aggregate of 969,696 shares of common stock; in addition, the investors were issued “Series A Warrants" to purchase 96,969 shares of common stock at an exercise price of $.25 per share that expire five years from the date of issuance and “Series B Warrants” to purchase 96,969 shares of common stock at an exercise price of $.30 per share that expire five years from the date of issuance.  The Series A Warrants also have a put option in the amount of $60,000 which can only be exercised after the two year anniversary date of the convertible note.  The Series B Warrants have no put option.  The convertible note included an original issue discount of $42,400.  Additionally, the convertible notes are secured by a security interest in all assets of the Company. The offer and sale of the securities underlying these convertible notes were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Sections 4(2) and Section 4(6) of the Securities Act of 1933 and/or Rule 506 of Regulation D adopted thereunder.

In June 2008, the same investor purchased for a second investment, $242,400 of 15% secured convertible notes and was issued warrants to purchase shares of our common stock. The convertible note holder has the right, at any time, to convert their note into shares of our common stock at a conversion ratio of one share of common stock for each $0.25 of principal amount of their note for a maximum potential aggregate of 969,696 shares of common stock; in addition, the investors were issued “Series A Warrants" to purchase 96,969 shares of common stock at an exercise price of $.25 per share that expire five years from the date of issuance and “Series B Warrants” to purchase 96,969 shares of common stock at an exercise price of $.30 per share that expire five years from the date of issuance.  The Series A Warrants also have a put option in the amount of $60,000 which can only be exercised after the two year anniversary date of the convertible note.  The Series B Warrants have no put option.  The convertible note included an original issue discount of $42,400.  Additionally, the convertible notes are secured by a security interest in all assets of the Company. The offer and sale of the securities underlying these convertible notes were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Sections 4(2) and Section 4(6) of the Securities Act of 1933 and/or Rule 506 of Regulation D adopted thereunder.

In July 2008, the same investor purchased for a third investment, $242,400 of 15% secured convertible notes and was issued warrants to purchase shares of our common stock. The convertible note holder has the right, at any time, to convert their note into shares of our common stock at a conversion ratio of one share of common stock for each $0.25 of principal amount of their note for a maximum potential aggregate of 969,696 shares of common stock; in addition, the investors were issued “Series A Warrants" to purchase 96,969 shares of common stock at an exercise price of $.25 per share that expire five years from the date of issuance and “Series B Warrants” to purchase 96,969 shares of common stock at an exercise price of $.30 per share that expire five years from the date of issuance.  The Series A Warrants also have a put option in the amount of $60,000 which can only be exercised after the two year anniversary date of the convertible note.  The Series B Warrants have no put option.  The convertible note included an original issue discount of $42,400.  Additionally, the convertible notes are secured by a security interest in all assets of the Company. The offer and sale of the securities underlying these convertible notes were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Sections 4(2) and Section 4(6) of the Securities Act of 1933 and/or Rule 506 of Regulation D adopted thereunder.

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

Off-Balance Sheet Arrangements

As of June 30, 2008, we had no off-balance sheet arrangements.

Related Party Transactions

As of June 30, 2008, $39,600 was due to an executive officer and principal stockholder. The amount due to the executive officer does not bear interest, is not collateralized and has no formal repayment terms.  During the six months ended June 30, 2008, $14,400 of the net amount owed was paid to the officer.

On May 13, 2008, our Board of Directors approved the re-pricing of compensation options granted in 2007 to our employees and consultants to purchase up to 3,355,000 shares of our common stock from a weighted average exercise price of $0.70 per share to a weighted average price of $0.27 per share; included in this re-price event was an option owned by an executive officer to purchase 875,000 common shares.

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

Web Site and Software Development Costs—Under Emerging Issues Taskforce Statement 00-2, Accounting for Web Site Development Costs (“EITF 00-2”), costs and expenses incurred during the planning and operating stages of the Company’s web site are expensed as incurred. Under EITF 00-2, costs incurred in the web site application and infrastructure development stages are capitalized by the Company and amortized to expense over the web site’s estimated useful life or period of benefit.

The Company also applies Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed to costs incurred internally in creating its software products.  Under SFAS No. 86, costs are charged to research and development expense until technological feasibility has been established for the related product.  Technical feasibility is deemed to have been established upon completion of a detail program design or completion of a working model.  Subsequent to technological feasibility having been established, software production costs shall be capitalized and reported at the lower of amortized cost or net realizable value.

Research and Development Costs—We expense research and development costs as incurred.

Revenue Recognition— Our subscription revenue is generated from monthly subscriptions for Website hosting services. The typical subscription agreement includes the usage of a personalized website and hosting services. The individual deliverables are not independent of each other and are not sold or priced on a standalone basis. Costs to complete the Website and ready it for the end customer are minimal and are expensed to cost of revenue as incurred. Upon the completion of a customer’s signup and initial hosting of the Website, the subscription is offered free of charge for a two week trial period during which the customer can cancel at anytime. In accordance with Staff Accounting Bulletin (SAB) No. 104, after the two week trial period has ended, revenue is recognized when all of the following conditions are satisfied: (1) there is persuasive evidence of an arrangement; (2) the service has been provided to the customer; (3) the amount of fees to be paid by the customer is fixed or determinable; and (4) the collection of our fees is probable. These criteria are met monthly as our service is provided on a month-to-month basis and collections are generally made in advance of the services. There is no provision for refunds as of June 30, 2008 or December 31, 2007, as the Company’s historical refund experience has been minimal.

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

Derivatives - We may issue notes payable to investors that contain rights to covert the note payable into shares of our common stock.  We may also issue warrants to investors and to others for services rendered.  When we issue such instruments, we are required to determine whether such instruments are required to be accounted for as equity or debt instruments under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (and its corresponding amendments) and EITF 00-19, Accounting for Derivative Financial Instruments Indexed To, and Potentially Settled In a Company’s Own Stock, as well as other applicable guidance.  Related analyses vary based on the specific terms of each consummated transaction and the application of U.S. Generally Accepted Accounting Principles in this area can be complex.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk – N/A

Item 4. Controls and Procedures

Disclosure Controls And Procedures

As required by SEC Rule 13a-15 or Rule 15d-15, our Chief Executive and Chief Financial Officers carried out an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing evaluation, we have concluded that our disclosure controls and procedures are not effective as of June 30, 2008 and that they do not allow for information required to be disclosed by us in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms;  specifically, we had  material weaknesses in our internal control over financial reporting as described in Item 8A and 8A(T) in our annual report on Form 10-KSB filed with the SEC on March 31, 2008 and those deficiencies have not yet been remediated by us. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive and Chief Financial Officers as appropriate to allow timely decisions regarding required disclosure.

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

Based on the foregoing evaluation, we have concluded that there was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  We continue to have  material weaknesses in our internal control over financial reporting as described in Item 8A and 8A(T) in our annual report on Form 10-KSB filed with the SEC on March 31, 2008 and those deficiencies have not yet been remediated by us.

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

In May 2008, an investor purchased $242,400 of 15% secured convertible notes and was issued warrants to purchase shares of our common stock. The convertible note holder has the right, at any time, to convert their note into shares of our common stock at a conversion ratio of one share of common stock for each $0.25 of principal amount of their note for a maximum potential aggregate of 969,696 shares of common stock; in addition, the investors were issued “Series A Warrants" to purchase 96,969 shares of common stock at an exercise price of $.25 per share that expire five years from the date of issuance and “Series B Warrants” to purchase 96,969 shares of common stock at an exercise price of $.30 per share that expire five years from the date of issuance.  The Series A Warrants also have a put option in the amount of $60,000.  The Series B Warrants have no put option.  The convertible note included an original issue discount of $42,400.  Additionally, the convertible notes are secured by a security interest in all assets of the Company. The offer and sale of the securities underlying these convertible notes were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Sections 4(2) and Section 4(6) of the Securities Act of 1933 and/or Rule 506 of Regulation D adopted thereunder.

In June 2008, the same investor purchased for a second investment, $242,400 of 15% secured convertible notes and was issued warrants to purchase shares of our common stock. The convertible note holder has the right, at any time, to convert their note into shares of our common stock at a conversion ratio of one share of common stock for each $0.25 of principal amount of their note for a maximum potential aggregate of 969,696 shares of common stock; in addition, the investors were issued “Series A Warrants" to purchase 96,969 shares of common stock at an exercise price of $.25 per share that expire five years from the date of issuance and “Series B Warrants” to purchase 96,969 shares of common stock at an exercise price of $.30 per share that expire five years from the date of issuance.  The Series A Warrants also have a put option in the amount of $60,000.  The Series B Warrants have no put option.  The convertible note included an original issue discount of $42,400.  Additionally, the convertible notes are secured by a security interest in all assets of the Company. The offer and sale of the securities underlying these convertible notes were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Sections 4(2) and Section 4(6) of the Securities Act of 1933 and/or Rule 506 of Regulation D adopted thereunder.

In July 2008, the same investor purchased for a third investment, $242,400 of 15% secured convertible notes and was issued warrants to purchase shares of our common stock. The convertible note holder has the right, at any time, to convert their note into shares of our common stock at a conversion ratio of one share of common stock for each $0.25 of principal amount of their note for a maximum potential aggregate of 969,696 shares of common stock; in addition, the investors were issued “Series A Warrants" to purchase 96,969 shares of common stock at an exercise price of $.25 per share that expire five years from the date of issuance and “Series B Warrants” to purchase 96,969 shares of common stock at an exercise price of $.30 per share that expire five years from the date of issuance.  The Series A Warrants also have a put option in the amount of $60,000.  The Series B Warrants have no put option.  The convertible note included an original issue discount of $42,400.  Additionally, the convertible notes are secured by a security interest in all assets of the Company. The offer and sale of the securities underlying these convertible notes were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Sections 4(2) and Section 4(6) of the Securities Act of 1933 and/or Rule 506 of Regulation D adopted thereunder.

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

Item 5.   Other Information – None

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

10.12
Investor Relations Agreement between the Registrant and Crown  Financial dated November 13, 2007, incorporated by reference from the Registrant’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 31, 2008

10.13
Amendment to Investor Relations Agreement between the Registrant and Crown  Financial Investment Group, LTD dated February 12, 2008, incorporated by reference from the Registrant’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 31, 2008

10.14
Partner Agreement between DigitalPost Interactive, Inc and BowTie, Inc. dated October 26, 2007 incorporated by reference from the Registrant’s Form 8-K filed with the Securities and Exchange Commission on November 1, 2007.

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

10.21
Form of Convertible Note and Warrant Agreement entered into by DigitalPost Interactive, Inc. in May 2008, incorporated by reference from the Registrant’s Form 10-Q filed with the Securities and Exchange Commission on May 14, 2008.

10.22
Amendment to 2007 Incentive and Non-Statutory Stock Option Plan, as amended on May 9, 2008, incorporated by reference from the Registrant’s Form 10-Q filed with the Securities and Exchange Commission on May 14, 2008.

10.23
Agreement between DigitalPost Interactive, Inc.  and Online Solutions, LLC, an affiliate of Kiddie Kandids Holdings, LLC, dated May 28, 2008, incorporated by reference from the Registrant’s Form 8-K filed with the Securities and Exchange Commission on June 3, 2008.

10.24
Agreement between DigitalPost Interactive, Inc. and Disneyland® Resort, A Division of Walt Disney World Co. dated June 6, 2008, incorporated by reference from the Registrant’s Form 8-K filed with the Securities and Exchange Commission on June 13, 2008.

10.25
Agreement between DigitalPost Interactive, Inc. and Disneyland® Resort, A Division of Walt Disney World Co. dated July 8, 2008, incorporated by reference from the Registrant’s Form 8-K filed with the Securities and Exchange Commission on July 10, 2008.

10.26
Form of Securities and Purchase Agreement, Convertible Note and Warrant Agreements entered into by DigitalPost Interactive, Inc. in May 2008, June 2008 and July 2008, filed with the Securities and Exchange Commission with this report.

10.27	Amendment to Investor Relations Agreement between the Registrant and Crown Financial Investment Group, LTD dated May 19, 2008, filed with the Securities and Exchange Commission with this report.
21.1
List of Subsidiaries of the Company as filed on form 8-K, filed January 30, 2007, as filed on form 8k, filed February 1, 2007, incorporated by reference from the Registrant’s Form 8-K/A No.3 filed with the Securities and Exchange Commission on April 30, 2007.

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

DIGITALPOST INTERACTIVE, INC. (Registrant)

August 14, 2008	/s/ Michael Sawtell
Michael Sawtell
Chief Executive Officer, President, and Sole Director

August 14, 2008	/s/ Steven Dong
Steven Dong
Chief Financial Officer