Form 10-Q
period 2008-09-30
DigitalPost Interactive, Inc.
filed 2008-11-14
CIK 1321099

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2008

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
Yes ☐   No ☒

As of November 14, 2008, there were 68,006,481 shares of the Registrant’s common stock issued and outstanding.

Item 1. Financial Statements

DIGITALPOST INTERACTIVE, INC.
CONDENSED CONSOLIDATED
BALANCE SHEETS

	September 30,	December 31,
	2008	2007
Assets	(Unaudited)
Current assets
Cash and cash equivalents	$431,600	$88,400
Accounts receivable and other current assets	6,100	2,400
Total current assets	437,700	90,800
Property and equipment, net	52,100	64,200
Web site development costs and software, net	165,500	103,300
Deferred financing costs and other assets	159,700	8,200
Total assets	$815,000	$266,500

Liabilities and Stockholders' Deficit
Current liabilities
Accounts payable	$82,000	$41,700
Accrued expenses	75,500	86,900
Deferred revenue	100,200	58,900
Due to stockholder	36,600	54,000
Total current liabilities	294,300	241,500

Convertible promissory notes, net (Note 7)	1,206,200	221,100
Total liabilities	1,500,500	462,600

Commitments and contingencies (Note 10)

Stockholders’ deficit (Note 8)

Preferred Stock, $.001 par value; 20,000,000
shares authorized; no shares
issued and outstanding	-	-
Common Stock, $.001 par value; 480,000,000 shares authorized;
68,006,481 and 53,550,840 shares issued and outstanding
at September 30, 2008 and December 31, 2007, respectively	68,000	53,600
Additional paid in capital	6,079,400	3,244,500
Accumulated deficit	(6,832,900)	(3,494,200)
Stockholders’ deficit	(685,500)	(196,100)
Total liabilities and stockholders’ deficit	$815,000	$266,500

The accompanying notes to condensed unaudited consolidated financial statements are an integral part of these balance sheets.

DIGITALPOST INTERACTIVE, INC.
CONDENSED CONSOLIDATED
STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007

Revenues:
Subscriptions	$59,800	$26,300	$170,200	$54,900
Professional services	82,900	10,000	168,000	20,000
Total Revenue	142,700	36,300	338,200	74,900

Cost of Revenues:
Subscriptions	11,800	11,800	34,900	27,700
Professional services	27,400	1,100	48,400	7,500
Total Cost of Revenue	39,200	12,900	83,300	35,200

Gross Profit	103,500	23,400	254,900	39,700

Operating expenses:
Research and development	64,500	91,900	303,700	282,100
Sales and marketing	239,600	175,900	577,500	467,000
General and administrative	504,600	337,600	2,296,100	1,174,700

Total operating expenses	808,700	605,400	3,177,300	1,923,800

Loss from operations	(705,200)	(582,000)	(2,922,400)	(1,884,100)

Interest (expense)	(178,600)	-	(416,200)	-
Other (expenses) income, net	-	-	-	700

Net loss	$(883,800)	$(582,000)	$(3,338,600)	$(1,883,400)

Weighted average outstanding shares	59,622,230	52,833,385	57,978,928	55,108,992

Basic and diluted loss per share	$(0.015)	$(0.011)	$(0.058)	$(0.034)

 The accompanying notes to condensed unaudited consolidated financial statements are an integral part of these statements.

DIGITALPOST INTERACTIVE, INC.
CONDENSED CONSOLIDATED
STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine	Nine
	Months Ended	Months Ended
	September 30, 2008	September 30, 2007
Cash flows from operating activities
Net loss	$(3,338,600)	$(1,883,400)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation and amortization	57,600	39,400
Non-cash stock-based compensation	1,783,200	339,100
Amortization of debt discount	313,200	-
Finders fees and additional compensation due to stockholder accrued	-	143,600

Changes in operating assets and liabilities:
Accounts receivable and other assets	(3,800)	-
Other assets	(34,000)	(7,800)
Accounts payable	40,300	(2,100)
Accrued expenses	(11,400)	74,600
Deferred revenue	41,300	26,500
Net cash used by operating activities	(1,152,200)	(1,270,100)
Cash flows from investing activities
Acquisition of property and equipment	(3,300)	(56,200)
Acquisition and development of software	(104,400)	(43,200)
Net cash used by investing activities	(107,700)	(99,400)
Cash flows from financing activities
Proceeds from the issuance of common stock	888,000	1,090,000
Proceeds from short term loan	-	17,000
Proceeds from convertible notes	850,000	-
Payments made on shareholder loans	(17,400)	(27,000)
Financing cost	(117,500)	(27,000)
Net cash provided by financing activities	1,603,100	1,053,000
Net increase (decrease) in cash and cash equivalents	343,200	(316,500)
Cash and cash equivalents, beginning of period	88,400	337,000
Cash and cash equivalents, end of period	$431,600	$20,500

Supplemental disclosures:
Cash paid for income taxes	$1,600	$1,600
Cash paid for interest	$23,600	$900

Supplemental disclosures of non cash activities:
Finders fees and additional compensation due to stockholders accrued	$-	$143,500

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

In the opinion of management, all adjustments, including normal recurring adjustments, considered necessary for a fair presentation have been included. The accompanying condensed unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company included in the Company’s 2007 Form 10-KSB as filed March 31, 2008 and Form 8-K/A Amendment No. 3 as filed April 30, 2007. Operating results for the three and nine month periods ended September 30, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2008.

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

As of September 30, 2008, and December 31, 2007 the Company capitalized $165,500 and $103,300, respectively, net of accumulated amortization, related to its web site and software development.

Research and Development Costs

The Company expenses research and development costs as incurred.

Revenue Recognition

The Company’s subscription revenues are generated from monthly subscriptions for web site hosting services. The typical subscription agreement includes the usage of a personalized web site and hosting services. The individual deliverables are not independent of each other and are not sold or priced on a standalone basis. Costs to complete the web site and prepare it for the use of an end customer are minimal, and are expensed to cost of revenues as incurred. Upon the completion of a customer’s signup and initial hosting of the web site, the subscription is offered free of charge for a two week trial period during which the customer can cancel at anytime. In accordance with SAB No. 104, after the two week trial period has ended, revenue is recognized when all of the following conditions are satisfied: (1) there is persuasive evidence of an arrangement; (2) the service has been provided to the customer; (3) the amount of fees to be paid by the customer is fixed or determinable; and (4) the collection of the Company’s fees is probable. These criteria are met monthly as the Company’s service is provided on a month-to-month basis, and collections are generally made in advance of the services. There is no provision for refunds as of September 30, 2008, as the Company’s historical refund experience has been minimal.

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

Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Due to the anti-dilutive nature of the Company’s stock options, there is no effect on the calculation of weighted average shares for diluted net loss per common share. As a result, the basic and diluted net losses attributable per common share amounts are identical. 54,504,025 shares of potentially dilutive securities have been excluded for the three and nine month periods ended September 30, 2008, because their effect was anti-dilutive. 11,545,442 shares of potentially dilutive securities have been excluded for three and nine month periods ended September 30, 2007, respectively, because their effect was anti-dilutive.

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

The Company adopted SFAS No. 123R on January 1, 2006, using the modified-prospective transition method. Under the modified-prospective transition method, prior periods of the Company’s financial statements are not restated for comparison purposes. In addition, the measurement, recognition and attribution provisions of SFAS No. 123R apply to new grants and grants outstanding on the adoption date. Estimated compensation expense for outstanding grants at the adoption date will be recognized over the remaining vesting period using the compensation expense calculated for the pro forma disclosure purposes under SFAS No. 123, Accounting for Stock-Based Compensation. The Company’s 2008 calculations were made using the Black-Scholes option-pricing model with the following weighted average assumptions: expected life of 4.5 years; 312% stock price volatility; risk-free interest rate of 2.9%; forfeitures rate of 10% and no dividends during the expected term. During the three and nine months ended September 30, 2008, the Company recognized stock option expense of $215,500, and $644,600 respectively.  During the three and nine month periods ended September 30, 2007, the Company recognized employee stock option expense of approximately $91,200 and $339,100, respectively.

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of September 30, 2008, the carrying value of accounts payable, loans from stockholders and accrued liabilities approximated fair value due to the short-term nature and maturity of these instruments.  As of September 30, 2008, the carrying value of the long term convertible notes payables approximate fair value except for the fair value of the 2007 Convertible Promissory Notes (See Note 7) which has not been estimated since the cost of doing so would be excessively prohibitive and not practicable.

Concentration of Risk

As of September 30, 2008, the Company maintained its cash account at one commercial bank. The cash balance at September 30, 2008, exceeded the FDIC coverage limit by $331,600.

Advertising

Advertising and promotion costs are charged to operations when incurred. For the three and nine months ended September 30, 2008, advertising and promotion costs amounted to $72,400 and $198,100 respectively.  For the three and nine months ended September 30, 2007, advertising and promotion costs amounted to $16,400 and $119,300, respectively.

Impairment of Long-Lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives when events or circumstances lead management to believe that the carrying value of an asset may not be recoverable. For the three and nine months ended September 30, 2008 and 2007, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

Estimates

The consolidated financial statements are prepared on the basis of accounting principles generally accepted in the United States of America. The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of September 30, 2008, and revenues and expenses for the three and nine months ended September 30, 2008 and 2007. Actual results could differ from those estimates made by management.

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

3.           GOING CONCERN AND MANAGEMENT’S PLANS

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate the continuation of the Company as a going concern. The Company has not established sufficient sources of revenue to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of September 30, 2008, the cash resources of the Company are insufficient to meet its current working capital needs and on going business plan. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Since inception through December 31, 2007, the Company has raised approximately $3.1 million in private debt and equity financing.  In January 2008, the Company entered into a $1 million private placement with foreign investors under a Regulation S Stock Purchase agreement, which the Company has received approximately $619,000 through September 30, 2008.  Additionally, during the quarter ended June 30, 2008, the Company entered into convertible promissory notes in an aggregate amount of $584,800 that yielded cash proceeds to the Company of $500,000 (see Note 7).  During the quarter ended September 30, 2008, the Company again entered into convertible promissory notes in an aggregate amount of $422,000 that yielded cash proceeds to the Company of $350,000 (see Note 7).  Also during the quarter ended September 30, 2008, the Company entered into a subscription agreement and raised $253,000 through a private placement of its common stock (Note 8).  The Company expects to raise additional funds either through additional debt or equity financings during the remainder of 2008 or during 2009.  The offer and sale of the securities above were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in (i) Section 4(2) and Section 4(6) of the Securities Act and/or Rule 506 of Regulation D promulgated thereunder or (ii) Rule 501 of Regulation S.

4.           PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	September 30, 2008	December 31, 2007

Computer equipment and software	$53,100	$49,800
Furniture and fixtures	37,500	37,500
Less -accumulated depreciation and amortization	(38,500)	(23,100)
	$52,100	$64,200

5.           WEB SITE DEVELOPMENT AND SOFTWARE COSTS

Web site development costs consisted of the following:
	September 30, 2008	December 31, 2007

Website development costs	$277,700	$173,300
Less -accumulated amortization	(112,200)	(70,000)
	$165,500	$103,300

6.           DUE TO STOCKHOLDER

As of September 30, 2008, $36,600 was due to an officer of the Company and principal stockholder. The amount due to the officer does not bear interest, is not collateralized and has no formal repayment terms.  During the nine months ended September 30, 2008, $17,400 of the net amount owed was paid to the officer.

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

Interest charges associated with the convertible notes, including amortization of the discounts associated with the beneficial conversion feature and the vested warrants, totaled $93,300 and $280,000 for the three and nine months ended September 30, 2008, respectively.

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

Interest charges associated with the convertible notes, including amortization of the discounts associated with the beneficial conversion feature and the vested warrants, totaled $34,700 and $57,900 for the three and nine month periods ended September 30, 2008, respectively.

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

The Company determined that the embedded conversion option in the AOI Convertible Notes qualifies for equity classification under EITF 00-19, qualifies for the scope exception of paragraph 11(a) of SFAS 133, and is not bifurcated from the host contract. The Company also determined that the warrants issued to the note holders qualify for equity classification under the provisions of SFAS 133 and EITF 00-19. In accordance with the provisions of Accounting Principles Board Opinion No. 14, the Company allocated the net proceeds received in this transaction to each of the convertible notes and common stock purchase warrants based on their relative estimated fair values. As a result, the Company allocated no amounts to the convertible notes and $17,400 to the common stock purchase warrants, which was recorded in additional paid-in-capital. In accordance with the consensus of EITF issues 98-5 and 00-27, management determined that the convertible notes contained a beneficial conversion feature based on the effective conversion price after allocating proceeds of the convertible notes to the common stock purchase warrants. The amounts recorded for the common stock purchase warrants are amortized as interest expense over the term of the convertible notes.  Interest charges associated with the convertible notes, including amortization of the discounts associated with the original issue discount, put option and the vested warrants, totaled $18,400 and $30,700 for the three and nine month periods ended September 30, 2008, respectively.

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

The Company determined that the embedded conversion option in the AOI Convertible Notes qualifies for equity classification under EITF 00-19, qualifies for the scope exception of paragraph 11(a) of SFAS 133, and is not bifurcated from the host contract. The Company also determined that the warrants issued to the note holders qualify for equity classification under the provisions of SFAS 133 and EITF 00-19. In accordance with the provisions of Accounting Principles Board Opinion No. 14, the Company allocated the net proceeds received in this transaction to each of the convertible notes and common stock purchase warrants based on their relative estimated fair values. As a result, the Company allocated no amounts to the convertible notes and $14,500 to the common stock purchase warrants, which was recorded in additional paid-in-capital. In accordance with the consensus of EITF issues 98-5 and 00-27, management determined that the convertible notes contained a beneficial conversion feature based on the effective conversion price after allocating proceeds of the convertible notes to the common stock purchase warrants. The amounts recorded for the common stock purchase warrants are amortized as interest expense over the term of the convertible notes.   Interest charges associated with the convertible notes, including amortization of the discounts associated with the original issue discount, put option and the vested warrants, totaled $18,100 and $18,300 the three and nine month periods ended September 30, 2008, respectively.

In July 2008, the same investor purchased for a third investment, $242,400 of the AOI Convertible Notes (15% secured convertible notes) and were issued warrants to purchase shares of our common stock. The convertible note holder has the right, at any time, to convert their note into shares of our common stock at a conversion ratio of one share of common stock for each $0.25 of principal amount of their note for a maximum potential aggregate of 969,696 shares of common stock; in addition, the investors were issued “Series A Warrants" to purchase 96,969 shares of common stock at an exercise price of $.25 per share that expire five years from the date of issuance and “Series B Warrants” to purchase 96,969 shares of common stock at an exercise price of $.30 per share that expire five years from the date of issuance.  The Series A Warrants also have a put option in the amount of $60,000 which can only be exercised after the two year anniversary date of the convertible note.  The Series B Warrants have no put option.  The convertible note included an original issue discount of $42,400.  Additionally, the convertible notes are secured by a security interest in all assets of the Company. The offer and sale of the securities underlying these convertible notes were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Sections 4(2) and Section 4(6) of the Securities Act of 1933 and/or Rule 506 of Regulation D adopted thereunder.

The Company determined that the embedded conversion option in the AOI Convertible Notes qualifies for equity classification under EITF 00-19, qualifies for the scope exception of paragraph 11(a) of SFAS 133, and is not bifurcated from the host contract. The Company also determined that the warrants issued to the note holders qualify for equity classification under the provisions of SFAS 133 and EITF 00-19. In accordance with the provisions of Accounting Principles Board Opinion No. 14, the Company allocated the net proceeds received in this transaction to each of the convertible notes and common stock purchase warrants based on their relative estimated fair values. As a result, the Company allocated no amounts to the convertible notes and $14,500 to the common stock purchase warrants, which was recorded in additional paid-in-capital. In accordance with the consensus of EITF issues 98-5 and 00-27, management determined that the convertible notes contained a beneficial conversion feature based on the effective conversion price after allocating proceeds of the convertible notes to the common stock purchase warrants. The amounts recorded for the common stock purchase warrants are amortized as interest expense over the term of the convertible notes.   Interest charges associated with the convertible notes, including amortization of the discounts associated with the original issue discount, put option and the vested warrants, totaled $11,600 each of the three and nine month periods ended September 30, 2008.

In September 2008, the same investor purchased for a fourth investment, $180,000 of the AOI Convertible Notes (15% secured convertible notes) and were issued warrants to purchase shares of our common stock. The convertible note holder has the right, at any time, to convert their note into shares of our common stock at a conversion ratio of one share of common stock for each $0.123 of principal amount of their note for a maximum potential aggregate of 1,463,414 shares of common stock; in addition, the investors were issued “Series C Warrants" to purchase 750,000 shares of common stock at an exercise price of $.123 per share that expire five years from the date of issuance and “Series D Warrants” to purchase 750,000 shares of common stock at an exercise price of $.15 per share that expire five years from the date of issuance.  The Series D Warrants also have a put option in the amount of $45,000 which can only be exercised after the one year anniversary date of the convertible note.  The Series C Warrants have no put option.  The convertible note included an original issue discount of $30,000.  Additionally, the convertible notes are secured by a security interest in all assets of the Company. The offer and sale of the securities underlying these convertible notes were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Sections 4(2) and Section 4(6) of the Securities Act of 1933 and/or Rule 506 of Regulation D adopted thereunder.

The Company determined that the embedded conversion option in the AOI Convertible Notes qualifies for equity classification under EITF 00-19, qualifies for the scope exception of paragraph 11(a) of SFAS 133, and is not bifurcated from the host contract. The Company also determined that the warrants issued to the note holders qualify for equity classification under the provisions of SFAS 133 and EITF 00-19. In accordance with the provisions of Accounting Principles Board

Opinion No. 14, the Company allocated the net proceeds received in this transaction to each of the convertible notes and common stock purchase warrants based on their relative estimated fair values. As a result, the Company allocated no amounts to the convertible notes and $14,500 to the common stock purchase warrants, which was recorded in additional paid-in-capital. In accordance with the consensus of EITF issues 98-5 and 00-27, management determined that the convertible notes contained a beneficial conversion feature based on the effective conversion price after allocating proceeds of the convertible notes to the common stock purchase warrants. The amounts recorded for the common stock purchase warrants are amortized as interest expense over the term of the convertible notes.   Interest charges associated with the convertible notes, including amortization of the discounts associated with the original issue discount, put option and the vested warrants, totaled $800 for each of the three and nine month periods ended September 30, 2008.

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

Common Stock

Immediately following the Merger on January 30, 2007 and as of September 30, 2008, there were 52,833,385 and 68,006,481 shares of our common stock issued and outstanding and no shares of preferred stock issued and outstanding (see Note 2 for further discussion on the Merger).

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

Shares Issued After the Merger

During April 2007, the Company agreed to a $4 million private placement for the issuance of up to 2,540,000 restricted common shares at $1.57 per share.  As of October 2007, the Company had received $1,130,000 of the $4 million private placement and closed the private placement and issued 717,500 of restricted shares of the Company’s common stock for the $1,130,000 cash proceeds received.  Subsequently, the Company commenced the convertible note offerings, pursuant to which it had issued $1,773,800 in aggregate of convertible notes (see Note 7 for further discussion) through September 30, 2008.  Under the convertible note agreements the Company may issue up to 11,322,559 restricted shares if all the outstanding principal amounts of the convertible notes convert into common stock of the Company. In January 2008, the Company entered into a $1 million private placement with foreign investors under a Regulation S Stock Purchase agreement, which the Company had received $619,000 cash proceeds for the issuance of 5,145,837, restricted shares as of September 30, 2008. In February 2008, the Company entered into a one month unsecured loan with an unrelated party for an amount of $50,000.  The loan was fully paid in February 2008 and in conjunction with the loan, the Company issued 100,000 restricted common shares valued at $16,000 for a service fee related to the loan.  In September 2008, the Company entered into a $253,000 private placement with accredited investors, which the Company had received $253,000 cash proceeds for the issuance of 8,433,333, restricted shares as of September 30, 2008.   The offer and sale of the securities above were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in (i) Section 4(2) and Section 4(6) of the Securities Act and/or Rule 506 of Regulation D promulgated thereunder; or (ii) Rule 501 under Regulation S

During the nine months ended September 30, 2008, the Company issued 446,890 shares of common stock for $46,000 of interest due on the 2007 Convertible Promissory Notes.

During the nine months ended September 30, 2008, the Company issued 329,535 shares of common stock for options exercised in the amount of $33,750 cash proceeds.

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

In accordance with the provisions of SFAS 123R, and for nonemployees, the measurement criteria of EITF 96-18, the Company recognized stock-based compensation expense of $215,500 for the nine months ended September 30, 2008, respectively. The Company recognized stock-based compensation expense of $339,500 for the nine months ended September 30, 2007, respectively.  The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model. Until the quarterly period ended March 31, 2008, the expected volatility is based on industry comparables as the Company recently became a publicly held company and trading volumes have been low.  The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected term of options granted is based on the remaining expected life of the option. The following weighted average assumptions were used for the options granted during the three months ended September 30, 2008 and 2007:

	Nine Months Ended September 30,
	2008	2007
Expected volatility	312%	45%
Risk-free rate	2.9%	4.2%
Expected term	4.5 years	4.5 years

A summary of stock option activity for the nine months September 30, 2008, is as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding as of December 31, 2007	18,098,922	$.21
Granted	12,165,000	$.17
Exercised	(329,535)	$.10
Cancelled	(635,355)	$.41
Outstanding as of September 30, 2008	29,299,032	$.15	3.9	$--

A summary of the status of the nonvested options for the nine months ended September 30, 2008 is presented below:

	Number of Shares	Weighted- Average Grant Date Fair Value
Nonvested as of December 31, 2007	7,270,870	$.38
Granted	12,165,000	$.17
Vested	(4,063,342)	$.22
Cancelled	(533,840)	$.48
Nonvested as of September 30, 2008	14,838,688	$.19

Information regarding the weighted-average remaining contractual life and weighted-average exercise price of options outstanding and options exercisable at September 30, 2008, for selected price ranges is as follows:

Options Outstanding	Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life(in Years)	Weighted Average Exercise Price per Share	Number Exercisable	Weighted Average Exercise Price per Share
$ .05 - .18	24,704,032	3.9	$ .12	13,602,844	$ .06
$ .18 - .27	4,595,000	3.9	$ .27	857,500	$ .14
	29,299,032			14,460,344

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

In November 2007, pursuant to an investor relations fee agreement, the Company agreed to grant warrants to purchase up to 3,000,000 common shares of the Company.  As of December 31, 2007, the Company had issued warrants to purchase an aggregate of 1,000,000 shares of common stock of the Company at an exercise price of $1.20 per share that expire in May 2008.  In January 2008, these warrants were cancelled and the Company granted new warrants to purchase up to an aggregate of 4,600,000 shares of common stock of the Company at an exercise price of $.65 per share that expire in May 2008.  In accordance with FAS 123R, the Company recognized an expense of $223,000 for the incremental fair value of the revised award on the modification date.  In May 2008, these warrants were cancelled and the Company granted new warrants to purchase up to an aggregate of 6,600,000 shares of common stock of the Company at an exercise price of $.45 per share that expired unexercised in July 2008.  In accordance with FAS 123R, the Company recognized an expense of $268,000 for the incremental fair value of the revised award on the modification date.

In April 2008, pursuant to a marketing partnership agreement, the Company agreed to issue a warrant to purchase up to an aggregate of 2,025,000 shares of common stock at an exercise price of $.32 per share.  These warrants vest based upon certain sales targets achieved and expire April 2013.

In April 2008, a warrant to purchase 350,000 common shares issued in October 2007 pursuant to a financial advisory agreement were cancelled pursuant to a new financial advisory agreement entered into by the Company which obligated the Company to issue 10% of any related proceeds raised by the financial advisor and 10% of any other consideration received by the investor.  Pursuant to this new agreement, during the quarter ended September 30, 2008, the Company issued warrants to purchase up to 106,667 shares of common stock at an exercise price of $.25 per share, 9,697 shares of common stock at an exercise price of $.30 per share, 75,000 shares of common stock at an exercise price of $.15 per share, and, 221,341 shares of common stock at an exercise price of $.123 per share.

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

In July 2008, in conjunction with the second issuance of The AOI Fund Convertible Notes (See Note 7) the Company issued “Series A Warrants" to purchase 96,969 shares of common stock at an exercise price of $.25 per share that expire five years from the date of issuance and “Series B Warrants” to purchase 96,969 shares of common stock at an exercise price of $.30 per share that expire five years from the date of issuance.  The Series A Warrants also have a put option in the amount of $60,000.  The Series B Warrants have no put option.

In September 2008, in conjunction with the second issuance of The AOI Fund Convertible Notes (See Note 7) the Company issued “Series C Warrants" to purchase 750,000 shares of common stock at an exercise price of $.123 per share that expire five years from the date of issuance and “Series D Warrants” to purchase 750,000 shares of common stock at an exercise price of $.15 per share that expire five years from the date of issuance.  The Series D Warrants also have a put option in the amount of $45,000.  The Series C Warrants have no put option.

In September 2008, the Company entered into waiver agreements with the holders of the 2007 Convertible Notes.  As a result, the Company issued to the holders warrants to purchase up to an aggregate 500,000 shares of the Company’s common stock at an exercise price of $.07 per share in exchange for the holders to enter into the waiver agreements.

A summary of warrant activity for the nine months ended September 30, 2008, is as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding as of December 31, 2007	3,267,500	$.74	3.5	$-
Granted	18,309,396.14
Cancelled	(13,050,000)	.59
Outstanding as of September 30, 2008	8,526,896	$.24	3.0	$-

A summary of the status of the non-vested warrants for the nine months ended September 30, 2008 is presented below:

	Number of Shares	Weighted- Average Grant Date Fair Value
Non-vested as of December 31, 2007	958,750	$.37
Granted	18,309,396	$.14
Vested	(3,884,396)	$.15
Cancelled	(11,700,000)	$.59
Non-vested as of September 30, 2008	3,683,750	$.29

9.           RELATED PARTY TRANSACTIONS

As of September 30, 2008 the Company owed an executive officer $36,600 (see further discussion in Note 6).

In July 2008, pursuant to a consulting agreement, the Company granted an option to purchase 50,000 shares of common stock of the Company to a consultant who is also a sibling of an executive officer of the Company.

10.           COMMITMENTS

In February 2007, the Company entered into a two year lease for its new principal offices. Monthly rent is $8,400 under this lease. Rent expense during the three and nine months ended September 30, 2008 was $25,200 and $75,600, respectively.  Rent expense during the three and nine months ended September 30, 2007 was $24,700 and $65,600, respectively.

Pursuant to the office lease agreement, as of September 30, 2008 total remaining rental payments of $25,200 are due through December 31, 2008; and; total payments of $16,400 are due through December 31, 2009.

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

This section should be read in conjunction with our condensed unaudited consolidated financial statements and the related notes thereto as of September 30, 2008 and for the three and nine months then ended, which are included elsewhere in this report, with the audited consolidated financial statements and related notes thereto as of December 31, 2007 and for the year then ended, included in our Form 10-KSB filed with the Securities and Exchange Commission (“SEC”) on March 31, 2008 and with other company filings made with the SEC.

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

We earn revenue primarily from subscriptions generated from monthly subscriptions for Website hosting services. The typical subscription agreement includes the usage of a personalized website and hosting services.  As of November 14, 2008, we have generated 9,892 subscribers, have 14,833 users, and have transferred more than 3,894 gigabytes of consumer digital media across our systems. However, our revenues are not sufficient to cover our operating costs and expenses. During the three and nine months ended September 30, 2008, our revenues were $142,700 and $338,200, respectively. We are in the early phases of revenue generating activities and we intend to continue marketing our product more aggressively upon the implementation of business arrangements we’ve recently entered into with marketing partners and completion of additional debt or equity financing.

Current Conditions

Historically we have incurred significant losses and we continue to incur additional losses during the current quarter ended September 30, 2008.  Our net loss was $883,800 and $3,338,600, for the three and nine months ended September 30, 2008, respectively. Our cash used in operations was $1,152,200 and $1,270,100 for the nine months ended September 30, 2008 and 2007, respectively.  As of September 30, 2008, we had an accumulated deficit of approximately $6,832,900. We expect operating losses and negative cash flow to continue for the foreseeable future.  We plan that our losses may decrease as result of generating new revenues driven from the implementation of our business arrangements we’ve entered into with our marketing partners, however, there is no assurance that the implementations will produce sufficient revenues to cover our costs and expenses.  Our ability to become profitable depends on our ability to generate new revenue and sustain substantially higher revenue while maintaining reasonable expense levels.  In particular, although we intend to increase significantly our spending on marketing and promotional activities, these efforts may not be effective in growing our brand, increasing our subscriber base or generating new revenues.  If we do not achieve profitability, we may not be able to continue our operations.

Historically, we have relied upon private debt and equity financings as our source of cash and we continue to rely on these financings to meet our working capital needs. In January 2008, we entered into a $1 million private placement with foreign investors under a Regulation S Stock Purchase agreement, of which we received approximately $619,000 as of September 30, 2008. Additionally, during the second and third quarter of 2008, we received approximately $850,000 pursuant to convertible notes offerings (see Note 7 to the condensed unaudited financial statements included elsewhere in this report). Additionally, in September 2008, we received $253,000 pursuant to a private placement of our common stock (see Note 8 to the condensed unaudited financial statements included elsewhere in this report). We plan to use the proceeds of the most recent offerings for marketing of our product, increasing revenue generating activities and for general working capital purposes.

In addition to the above financings, we plan to continue to raise capital by sales of additional private placement equity or debt offerings during the remainder of 2008, although we have no assurance that such financings will be completed.

Going Concern

We have not established sufficient sources of revenue to cover our operating costs and, as such, we have incurred operating losses since inception. Further, as of September 30, 2008, our cash resources were insufficient to meet our current working capital needs and on going business plan. These and other factors raise substantial doubt about our ability to continue as a going concern. The report of the independent registered public accounting firm accompanying the audit of our financial statements for the year ended December 31, 2007, as filed with our Form 10-KSB with the SEC in March 2008, contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern because of our operating losses and our need for additional capital.  Such doubt could make it more difficult for us to raise additional capital and may materially and adversely affect the terms of any financing that we may obtain. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of us to continue as a going concern.

Results of Operations

The Three Months Ended September 30, 2008 Compared to the Three Months Ended September 30, 2007

Total revenue was $142,700 and $36,300 for the three months ended September 30, 2008 and 2007, respectively, representing an increase of $106,400. The increase was due to an increase in subscription revenues of $33,500 during the three months ended September 30, 2008 as compared to the same period last year and an increase in professional services revenues of $72,900 during the three months ended September 30, 2008 as compared to the same period last year.

Subscription revenue was $59,800 and $26,300 for the three months ended September 30, 2008 and 2007, respectively, representing an increase of $33,500 resulting from an increase in our customers to 5,187 subscribers as of September 30, 2008 from 1,940 subscribers as of September 30, 2007. The increase in subscriptions was due to additional marketing activities performed during the three months ended September 30, 2008 as compared to the same period last year and renewals of subscribers.  As we continue marketing activities and promotions, subscription revenues continued to increase through September 30, 2008.   Digital media sharing products and services are relatively new, and as a result, it is difficult to determine our current market share or predict our future market share.  We believe that the market for digital media sharing products and services is growing and that related market opportunities are also expected to grow.   Our revenue, profitability and future growth depend not only on the anticipated market growth, but also our ability to execute our business plan and ultimate customer acceptance of our products and services and the success or failure of our competitors.  As a result, we expect the trend of our revenues to be positive, however, provide no assurance that such will occur.

Professional services revenues for the three months ended September 30, 2008 was $82,900 as compared to $10,000 during the same period last year. The increase was due to us providing custom website design services under software development contracts completed during the three months ended September 30, 2008.  We did not have similar contracts during the same period last year.  We have not entered into additional agreements for similar levels of professional services for the remainder of 2008, as a result, we do not expect that professional services will be recurring beyond 2008 at this time.

Cost of revenue was $39,200 and $12,900 for the three months ended September 30, 2008 and 2007, respectively, representing an increase of $26,300. The increase in cost of revenues for the three months ended September 30, 2008 as compared to the same period last year is due to an increase in cost of professional services of $26,300.

Cost of subscription revenues for the three months ended September 30, 2008 was $11,800 as compared to $11,800 during the same period last year.  Cost of subscription revenues for the three months ended September 30, 2008 were mostly derived from hosting and setup services incurred from website services provided to our subscribers.

Cost of professional service revenues for the three months ended September 30, 2008 was $27,400 as compared to $1,100 during the same period last year. The increase in cost of professional services revenues for the three months ended September 30, 2008 as compared to the same period last year is due to having provided a higher volume of professional services during the three months ended September 30, 2008 as compared to the same period last year.

Research and development expense was $64,500 and $91,900 for the three months ended September 30, 2008 and 2007, respectively, representing a decrease of $27,400. The decrease was primarily due to lower amounts of research and development activities, including decreased costs of hired consultants during the three months ended September 30, 2008 as compared to the same period last year.

Sales and marketing expense was $239,600 and $175,900 for the three months ended September 30, 2008 and 2007, respectively, representing an increase of $63,700. The increase was primarily due to having increased advertising and marketing activities during the three months ended September 30, 2008 as compared to the same period last year.

General and administrative expense was $504,600 and $337,600 for the three months ended September 30, 2008 and 2007, respectively, representing an increase of $167,000. The increase was primarily due to increase of warrant expense of $146,600, related to warrant agreements entered into in 2008 where there were no such warrant agreements during the same period last year and an increase in professional services of $17,900 related to consulting, accounting and legal services utilized during 2008 as compared to the same period last year.

Interest expense was $178,600 and none for the three months ended September 30, 2008 and 2007, respectively, representing an increase of $178,600.  The increase was attributable to interest and debt discount amortization expense of $178,600 during the three months ended September 30, 2008 which was mostly related to our convertible notes outstanding during the three months ended September 30, 2008.  There were no such notes outstanding during the same period last year.

The Nine Months Ended September 30, 2008 Compared to the Nine Months Ended September 30, 2007

Total revenue was $338,200 and $74,900 for the nine months ended September 30, 2008 and 2007, respectively, representing an increase of $263,300. The increase was due to an increase in subscription revenues of $115,300 during the nine months ended September 30, 2008 as compared to the same period last year and an increase in professional services revenues of $148,000 during the nine months ended September 30, 2008 as compared to the same period last year.

Subscription revenue was $170,200 and $54,900 for the nine months ended September 30, 2008 and 2007, respectively, representing an increase of $115,300, resulting from an increase in our customers to 5,187 subscribers as of September 30, 2008 from 1,940 subscribers as of September 30, 2007. The increase in subscriptions was due to additional marketing activities performed during the nine months ended September 30, 2008 as compared to the same period last year and renewals of subscribers.  As we continue marketing activities and promotions, subscription revenues continued to increase through September 30, 2008.   Digital media sharing products and services are relatively new, and as a result, it is difficult to determine our current market share or predict our future market share.  We believe that the market for digital media sharing products and services is growing and that related market opportunities are also expected to grow.   Our revenue, profitability and future growth depend not only on the anticipated market growth, but also our ability to execute our business plan and ultimate customer acceptance of our products and services and the success or failure of our competitors.  As a result, we expect the trend of our revenues to be positive, however, provide no assurance that such will occur.

Professional services revenues for the nine months ended September 30, 2008 was $168,000 as compared to $20,000 during the same period last year. The increase was due to us providing custom website design services under software development contracts completed during the nine months ended September 30, 2008.  We did not have similar contracts during the same period last year.  We have not entered into additional agreements for similar levels of professional services for the remainder of 2008, as a result, we do not expect that professional services will be recurring beyond 2008 at this time.

Cost of revenue was $83,300 and $35,200 for the nine months ended September 30, 2008 and 2007, respectively, representing an increase of $48,100. The increase in cost of revenues for the nine months ended September 30, 2008 as compared to the same period last year is due to an increase in cost of subscription sales of $7,200 and an increase in cost of professional services of $40,900.

Cost of subscription revenues for the nine months ended September 30, 2008 was $34,900 as compared to $27,700 during the same period last year.  The increase was due to having an increase in subscription sales. Cost of subscription revenues for the nine months ended September 30, 2008 were mostly derived from hosting and setup services incurred from website services provided to our subscribers.

Cost of professional service revenues for the nine months ended September 30, 2008 was $48,400 as compared to $7,500 during the same period last year. The increase in cost of professional services revenues for the nine months ended September 30, 2008 as compared to the same period last year is due to having provided a higher volume of professional services during the nine months ended September 30, 2008 as compared to the same period last year.

Research and development expense was $303,700 and $282,100 for the nine months ended September 30, 2008 and 2007, respectively, representing an increase of $21,600. The increase was primarily due to higher amounts of research and development activities, including increased costs of hiring new development personnel and consultants during the nine months ended September 30, 2008 as compared to the same period last year.

Sales and marketing expense was $577,500 and $467,000 for the nine months ended September 30, 2008 and 2007, respectively, representing an increase of $110,500. The increase was primarily due to higher sales and marketing activities partially offset by having fewer marketing personnel during the nine months ended September 30, 2008 as compared to the same period last year.

General and administrative expense was $2,296,100 and $1,174,700 for the nine months ended September 30, 2008 and 2007, respectively, representing an increase of $1,121,400. The increase was primarily due to increase in warrant expense of $1,050,901 a majority of which relates to warrants granted to our investor relations firm which expired unexercised in July 2008.  There were no such warrants granted or outstanding to our investor relations firm the same period last year.

Interest expense was $416,200 and none for the nine months ended September 30, 2008 and 2007, respectively, representing an increase of $416,200.  The increase was attributable to interest and debt discount amortization expense of $416,200 during the nine months ended September 30, 2008 which was mostly related to our convertible notes outstanding during the nine months ended September 30, 2008.  There were no such notes outstanding during the same period last year.

Liquidity and Capital Resources

Cash Flows

At September 30, 2008, our cash and cash equivalents were $431,600, an increase of $343,200 from $88,400 as of December 31, 2007.  The increase was due to receiving $619,000 related to our Regulation S Stock Purchase agreement entered into January 2008, $850,000 related to our convertible notes entered into during the nine months ended September 30, 2008, and $253,000 related to our private placement of our common stock in September 2008; all of which was partially offset by cash used in operating activities of $1,152,200 and $104,400 of cash used in the acquisition of and development of software.

Historically, we have incurred losses and have had capital and stockholders’ deficits and limited cash to fund our operations.  During the nine months ended September 30, 2008, we raised approximately $1.7 million through equity and debt financings and have no other significant source of cash. Although we expect to grow our revenues, they are not a significant source of cash at this time. Because we expect that revenues from operations will continue to be insufficient to meet our working capital needs, we will need to raise additional capital through equity or debt financings in the near future.  We cannot be certain that such capital will be available to us or whether such capital will be available on terms that are acceptable to us.  Such financing likely would be dilutive to existing stockholders and could result in significant financial and operating covenants that would negatively impact our business.  If we are unable to complete additional financings or to raise sufficient additional capital on acceptable terms, we will have insufficient funds to operate our business or pursue our planned growth.

Foreign Private Placement Equity Financing

In January 2008, we entered into a $1 million private placement with foreign investors under a Regulation S Stock Purchase agreement, which we issued 5,145,837 restricted shares for cash proceeds of $619,000 as of September 30, 2008.  The offer and sale of the securities above were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Rule 501 promulgated under the Securities Act of Regulation S.

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

In September 2008, the same investor purchased for a fourth investment, $180,000 of the AOI Convertible Notes (15% secured convertible notes) and were issued warrants to purchase shares of our common stock. The convertible note holder has the right, at any time, to convert their note into shares of our common stock at a conversion ratio of one share of common stock for each $0.123 of principal amount of their note for a maximum potential aggregate of 1,463,414 shares of common stock; in addition, the investors were issued “Series C Warrants" to purchase 750,000 shares of common stock at an exercise price of $.123 per share that expire five years from the date of issuance and “Series D Warrants” to purchase 750,000 shares of common stock at an exercise price of $.15 per share that expire five years from the date of issuance.  The Series D Warrants also have a put option in the amount of $45,000 which can only be exercised after the one year anniversary date of the convertible note.  The Series B Warrants have no put option.  The convertible note included an original issue discount of $30,000.  Additionally, the convertible notes are secured by a security interest in all assets of the Company. The offer and sale of the securities underlying these convertible notes were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Sections 4(2) and Section 4(6) of the Securities Act of 1933 and/or Rule 506 of Regulation D adopted thereunder.

Other Financings

In September 2008, the Company entered into a $253,000 private placement with accredited investors, which the Company had received $253,000 cash proceeds for the issuance of 8,433,333, restricted shares as of September 30, 2008.   The offer and sale of the securities above were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Section 4(2) and Section 4(6) of the Securities Act and/or Rule 506 of Regulation D thereunder.

In addition to the equity and debt financing discussed above, we intend to conduct additional capital raising activities seeking additional private financings through the issuance of our common stock or issuance of debt instruments to increase our required working capital, increase the marketing of our product and increase revenue generating activities. We plan to complete additional private placement offerings during the remainder of 2008 and 2009, although we have no assurance that such financing will be completed.

Off-Balance Sheet Arrangements

As of September 30, 2008, we had no off-balance sheet arrangements.

Related Party Transactions

As of September 30, 2008, $36,600 was due to an executive officer and principal stockholder. The amount due to the executive officer does not bear interest, is not collateralized and has no formal repayment terms.  During the nine months ended September 30, 2008, $17,400 of the net amount owed was paid to the officer.

In July 2008, pursuant to a consulting agreement, we granted an option to purchase 50,000 shares of our common stock to a consultant who is also a sibling of one of our executive officers.

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

Revenue Recognition— Our subscription revenue is generated from monthly subscriptions for Website hosting services. The typical subscription agreement includes the usage of a personalized website and hosting services. The individual deliverables are not independent of each other and are not sold or priced on a standalone basis. Costs to complete the Website and ready it for the end customer are minimal and are expensed to cost of revenue as incurred. Upon the completion of a customer’s signup and initial hosting of the Website, the subscription is offered free of charge for a two week trial period during which the customer can cancel at anytime. In accordance with Staff Accounting Bulletin (SAB) No. 104, after the two week trial period has ended, revenue is recognized when all of the following conditions are satisfied: (1) there is persuasive evidence of an arrangement; (2) the service has been provided to the customer; (3) the amount of fees to be paid by the customer is fixed or determinable; and (4) the collection of our fees is probable. These criteria are met monthly as our service is provided on a month-to-month basis and collections are generally made in advance of the services. There is no provision for refunds as of September 30, 2008 or December 31, 2007, as the Company’s historical refund experience has been minimal.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk – N/A

Item 4T. Controls and Procedures

Disclosure Controls And Procedures

As required by SEC Rule 13a-15 or Rule 15d-15, our Chief Executive and Chief Financial Officers carried out an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing evaluation, we have concluded that our disclosure controls and procedures are not effective as of September 30, 2008 and that they do not allow for information required to be disclosed by us in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms;  specifically, we had  material weaknesses in our internal control over financial reporting as described in Item 8A and 8A(T) in our annual report on Form 10-KSB filed with the SEC on March 31, 2008 and those deficiencies have not yet been remediated by us. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive and Chief Financial Officers as appropriate to allow timely decisions regarding required disclosure.

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

Based on the foregoing evaluation, we have concluded that there was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  We continue to have  material weaknesses in our internal control over financial reporting as described in Item 8A and 8A(T) in our annual report on Form 10-KSB filed with the SEC on March 31, 2008 and those deficiencies have not yet been remediated by us.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings - None

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

In September 2008, an investor purchased for a fourth investment, $180,000 of the AOI Convertible Notes (15% secured convertible notes) and were issued warrants to purchase shares of our common stock. The convertible note holder has the right, at any time, to convert their note into shares of our common stock at a conversion ratio of one share of common stock for each $0.123 of principal amount of their note for a maximum potential aggregate of 1,463,414 shares of common stock; in addition, the investors were issued “Series C Warrants" to purchase 750,000 shares of common stock at an exercise price of $.123 per share that expire five years from the date of issuance and “Series D Warrants” to purchase 750,000 shares of common stock at an exercise price of $.15 per share that expire five years from the date of issuance.  The Series D Warrants also have a put option in the amount of $45,000 which can only be exercised after the one year anniversary date of the convertible note.  The Series C Warrants have no put option.  The convertible note included an original issue discount of $30,000.  Additionally, the convertible notes are secured by a security interest in all assets of the Company. The offer and sale of the securities underlying these convertible notes were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Sections 4(2) and Section 4(6) of the Securities Act of 1933 and/or Rule 506 of Regulation D adopted thereunder.

In September 2008, the Company entered into a $253,000 private placement with accredited investors, which the Company had received $253,000 cash proceeds for the issuance of 8,433,333, restricted shares as of September 30, 2008.   The offer and sale of the securities above were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Section 4(2) and Section 4(6) of the Securities Act and/or Rule 506 of Regulation D adopted thereunder.

Item 3.  Defaults Upon Senior Securities – None

Item 4.  Submission of Matters to a Vote of Security Holders  – None

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

10.26
Form of Securities and Purchase Agreement, Convertible Note and Warrant Agreements entered into by DigitalPost Interactive, Inc. in May 2008, June 2008 and July 2008, incorporated by reference from the Registrant’s Form 10-Q filed with the Securities and Exchange Commission on July 14, 2008.

10.27
Amendment to Investor Relations Agreement between the Registrant and Crown Financial Investment Group, LTD dated May 19, 2008, incorporated by reference from the Registrant’s Form 10-Q filed with the Securities and Exchange Commission on July 14, 2008.

10.28
Agreement between DigitalPost Interactive, Inc. and JD&T Enterprises, Inc. dba Travel To Go incorporated by reference from the Registrant’s Form 8-K filed with the Securities and Exchange Commission on September 15, 2008.

10.29
Agreement between DigitalPost Interactive, Inc. and Disneyland® Resort, A Division of Walt Disney World Co., dated September 15, 2008, incorporated by reference from the Registrant’s Form 8-K filed with the Securities and Exchange Commission on September 19, 2008.

10.30
Form Securities and Purchase Agreement, Amended Security Agreement, Convertible Promissory Note and Warrant Agreements for our convertible promissory note offering incorporated by reference from the Registrant’s Form 8-K filed with the Securities and Exchange Commission on October 7, 2008.

10.31
Form Securities Purchase and Subscription Agreement for our common stock private offering incorporated by reference from the Registrant’s Form 8-K filed with the Securities and Exchange Commission on October 7, 2008.

10.32
Agreement between DigitalPost Interactive, Inc. and Disneyland® Resort, A Division of Walt Disney World Co., dated October 10, 2008, incorporated by reference from the Registrant’s Form 8-K filed with the Securities and Exchange Commission on October 16, 2008.

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

DIGITALPOST INTERACTIVE, INC. (Registrant)

November 14, 2008	/s/ Michael Sawtell
Michael Sawtell
Chief Executive Officer, President, and Sole Director

November 14, 2008	/s/ Steven Dong
Steven Dong
Chief Financial Officer