Form 10-K
period 2008-12-31
DigitalPost Interactive, Inc.
filed 2009-03-31
CIK 1321099

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

[x] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2008
or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from                    to

Commission File No.  333-124405

DIGITALPOST INTERACTIVE, INC.

(Exact Name of Registrant as Specified in Charter)
Nevada	26-1944595
(State or Other Jurisdiction of Incorporation)	(IRS Employer Identification No.)

4040 Barranca Parkway, Suite 220, Irvine, CA 92602
(Address of Principal Executive Offices) (Zip Code)

(949) 333-7500
Registrant’s Telephone Number, Including Area Code

Securities registered under Section 12(b) of the Exchange Act: None.

Securities registered under Section 12(g) of the Exchange Act: Common Stock, par value $0.001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [  ] Yes   [X] No

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  [  ] Yes   [X] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes   [  ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [  ]                                                                                                                                                    Accelerated filer  [  ]
Non-accelerated filer [  ] (Do not check if a smaller reporting company)                                                                                                                                    Smaller reporting company   [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [  ] Yes   [X] No

The aggregate market value of the voting and non-voting common equity held by non-affiliates was approximately $6,064,800 based on the last reported sale price of registrant's common stock on June 30, 2008.

Number of common voting shares outstanding as of March 31, 2009: 74,139,856.

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: None.

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

Except as may be required by applicable law, we do not undertake or intend to update or revise our forward-looking statements, and we assume no obligation to update any forward-looking statements contained in this Annual Report on Form 10-K as a result of new information or future events or developments. You should not assume that our silence over time means that actual events are bearing out as expressed or implied in such forward-looking statements. You should carefully review and consider the various disclosures we make in this report and our other reports filed with the Securities and Exchange Commission (the “Commission”) that attempt to advise interested parties of the risks, uncertainties and other factors that may affect our business.

ITEM 1.     Description of Business.

DigitalPost Interactive, Inc. was incorporated on July 15, 2004, in the State of Nevada.  The Company's principal executive offices are located at #4040 Barranca Parkway, Suite 220, Irvine, CA 92602. Our telephone number is (949) 333-7500. We maintain Internet websites at www.DigitalPostInteractive.com and www.TheFamilyPost.com.  These websites, and the information contained therein, are not a part of this current report.

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

On January 25, 2007, the Company changed its fiscal year end from January 31st to December 31st.

Business of the Issuer

We are a SaaS (Software as a Service) and application provider that delivers digital media sharing solutions.  We produce destination websites that allow subscribers and other users to securely share digital media, including photos, calendars, videos, message boards, history and family tree. Our proprietary website administration system, Qwik-Post™, and online video uploading system, Video-PostSM allow PC users to manage these “virtual family rooms” and provides a destination to display photo and video memories, discussions, and history.

We earn revenue primarily from subscriptions generated from monthly subscriptions for website hosting services. The typical subscription agreement includes the usage of a personalized website and hosting services.  As of March 31, 2009, we have generated 22,523 subscribers, 15,171 recurring subscribers, 29,503 users, and have transferred more than 4,746 gigabytes of consumer digital media across our systems. However, our revenues are not sufficient to cover our operating costs and expenses. We also earn revenue from providing professional software development services in addition to our subscription based business model.  During the years ended December 31, 2008 and 2007, our revenues were $488,900 and $118,100, respectively. We are in the early phases of revenue generating activities and we intend to continue marketing our product more aggressively upon the implementation of business arrangements we’ve recently entered into with marketing partners and the completion of additional debt or equity financing.

During the fourth quarter of 2008, we launched a strategic marketing partnership with Kiddie Kandids, America’s largest children’s photography studio chain with 185 retail locations nationwide.  We derived 17% of our total 2008 revenue from this marketing partnership in the fourth quarter of 2008 alone and we expect this trend to continue through the foreseeable future.  It is our expectation that the growth from this strategic marketing partnership may assist us in becoming less reliant upon sourcing cash from debt and equity financings, however, we have no assurance that such growth shall continue.

Industry Overview and Addressable Market

Internet and image-based technology today enables consumers to create an abundance of content that includes photos and video requiring highly functional, online destinations that can present, protect and preserve this content.  This is the new web, digital media sharing era.  We believe that the key forces driving the expansion of this segment of the digital media sharing market are:

 - The proliferation of digital cameras and camcorders to a broader base of consumers
 - The strong consumer desire for secure sharing digital content on the Internet
 - The growing consumer desire to find an easy, single location for storing their user-generated digital content
 - The increasing participation by consumers in online communities
 - The increasing penetration of high-speed connectivity to a broader base of consumers

The addressable market for our platform and tools includes the vast population of users who create Internet content in text, and by digital photographic devices such as cameras and camcorders. We currently address several adjacent markets related to consumers’ desire to create and share content, including:

 - The photo studio market
 - The wedding industry
 - The baby industry
 - The scrapbooking industry
 - The military
 - Consumer ISPs / Hosting & Domain Services

Our platforms are highly scalable to a variety of additional vertical markets.  Our tools fit well in sectors and industries where simplified and powerful sharing of content, images, and video effectively brings groups of people together in an interactive online environment.  As the new web rushes forward, we will attempt to expand our market penetration to include:

 - The sports industry
 - The education sector
 - The pet industry
 - The travel industry
 - The religious sector
 - The newborn sector

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

Loyal customer base. Our high-quality products and services, together with our focus on continuous innovation, have allowed us to establish high customer loyalty. Our conversion of users within the free two week trial has been over 80% for the past 6 months.  Post-trial, we enjoy a high subscription retention rate of over 92% per month for the past six months.  As users populate their websites with content, photos, and videos, they remain as active subscribers, adding monthly revenue until the consumer cancels their service.

Premium pricing power. We believe that we are able to maintain premium pricing for our services as a result of our brand equity, the high-quality of our platform and tools, and the loyal customer base we have created.

Deep customer understanding. Customer insights are an important source of new product and service innovation for us, and we continually strive to understand our customers’ needs in order to improve customer satisfaction. We have invested significant time and resources to understand and address the needs of our customers through market research, focus groups, customer surveys, usability testing, customer response to promotions and customer service interactions.

Trusted premium brand. Our focus on ease of use, website quality, secure storage, continual product advancement and attentive customer service has established DPI as a trusted premium brand.

Customer-focused approach. The entire DPI customer experience - including free trial, the ability to upload, edit, store and share content in a dynamic website environment and the fact that a single subscription can host an unlimited number of users - reflects our customer-focused approach.

With DPI at the forefront of the digital media sharing space, we face competition from dozens of established Internet companies.

Our Growth Strategy

Our goal is to grow our suite of Internet services into a premium lifestyle brand and become the leading platform for highly functional, interactive website destinations dedicated to improving the sharing, protection and preservation of user-generated content. In addition to the strong market trends supporting our business, we believe our growth will be supported by the following initiatives:

Expansion of vertical integration. We will continue to introduce our platform and tools into additional verticals through strategic marketing partnerships.

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

Compatibility – Our members can access their DPI websites and Qwik-Post using Internet Explorer, Firefox, Safari, Netscape and Opera Browsers

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

Family Tree - Allows user generation of relationships between family members in a visual and interactive format and provides families an entertaining and unique way to track their family history, share birthdays and lineage.

Online Photo Editor -  Qwik-Edit is a user friendly photo-editing solution for enhancing photos directly online with no additional downloads or special user skills required.

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

Many more features – Including eMail, News, History, Kids Pages, Directory, and Blogs.

Additional Product Enhancements

Our mission is to build the most advanced digital media sharing user content generating tools for uploading content and digital media within a very easy user interface.  In pursuit of that mission, we intend to rapidly respond to ongoing customer feedback, feature requests and continue additional product enhancements.

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

Employees

As of December 31, 2008, we had 7 full-time employees and several independent contractors and consultants.  Our employees are located in Irvine, California.  We believe that our relationships with our employees are generally good.  None of our employees is represented by a union.

ITEM  1A.   Risk Factors.  Not Applicable.

ITEM  1B.    Unresolved Staff Comments.  Not Applicable.

ITEM  2.     Description Of Property.

During the year ended December 31, 2008, our principal office was located in Irvine, California where we leased approximately 2,900 square feet of office space pursuant to a lease that expired in February 2009.  In March 2009, we began a new lease of approximately 1,800 square fee as our principal offices also located in Irvine, California which expires in February 2011.   If we require additional space, we believe that we will be able to obtain such space on commercially reasonable terms.

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

ITEM 4.     Submission Of Matters To A Vote Of Security Holders.

None.

PART II

ITEM 5.     Market For Registrant’s Common Equity And Related Stockholder Matters And Issuer Purchases Of Equity Securities

Our shares of common stock, par value $0.001 per share, are quoted on the OTC Bulletin Board under the symbol “DGLP.”  Effective January 26, 2007, our stock quote symbol was changed to DGLP and remains quoted on the OTC Bulletin Board.  The following table sets forth the range of high and low closing sale prices for the common stock as reported by the OTC Bulletin Board for the periods indicated below.

	High	Low
2008
Fourth Quarter	$.06	$.02
Third Quarter	.16	.03
Second Quarter	.24	.11
First Quarter	.73	.19

2007
Fourth Quarter	$.87	$.29
Third Quarter	1.15	.35
Second Quarter	1.20	.40
First Quarter	2.70	.95

The closing sale prices in the table above reflect inter-dealer prices, without retail mark-up or commissions and may not represent actual transactions.

Holders

As of March 31, 2009, there were approximately 600 holders of our common stock.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 31, 2008 with respect to the stock options issued under our 2007 Incentive and Nonstatutory Stock Option Plan, for which our common stock is authorized for issuance.

	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance
Equity compensation plans or stock option agreements approved by security holders	27,399,032	$ .09	7,600,968
Equity compensation plans or stock option agreements not approved by security holders	—	—	—
Total	27,399,032	$.09	7,600,968

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6.   Selected Financial Data.  Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our financial statements and related notes included elsewhere in this report. This discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results could differ materially from those anticipated in these forward-looking statements.

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

We earn revenue primarily from subscriptions generated from monthly subscriptions for Website hosting services. The typical subscription agreement includes the usage of a personalized website and hosting services.  As of March 31, 2009, we have generated 22,523 subscribers, 15,171 recurring subscribers, 29,503 users, and have transferred more than 4,746 gigabytes of consumer digital media across our systems. However, our revenues are not sufficient to cover our operating costs and expenses. We also earn revenue from providing professional software development services in addition to our subscription based business model.  During the years ended December 31, 2008 and 2007, our revenues were $488,900 and $118,100, respectively. We are in the early phases of revenue generating activities and we intend to continue marketing our product more aggressively upon the implementation of business arrangements we’ve recently entered into with marketing partners and the completion of additional debt or equity financing.

Current Conditions

Historically we have incurred significant losses and we continue to incur additional losses during the year ended December 31, 2008.  Our net loss was $4,017,200 and $2,544,500 for the years ended December 31, 2008 and 2007, respectively, which includes non-cash stock-based compensation expense of $1,811,500 and $462,200, respectively.  Our cash used in operations was $1,515,700 and $1,724,700 for the years ended December 31, 2008 and 2007, respectively.  As of December 31, 2008, we had an accumulated deficit of approximately $7,511,400. We expect operating losses and negative cash flow to continue for the foreseeable future.  We expect that our losses may decrease as result of generating new revenues driven from the implementation of our business arrangements we’ve entered into with our marketing partners, however, there is no assurance that the implementations will produce sufficient revenues to cover our costs and expenses.  Our ability to become profitable depends on our ability to generate new revenue and sustain substantially higher revenue while maintaining reasonable expense levels.  In particular, although we intend to increase significantly our spending on marketing and promotional activities, these efforts may not be effective in growing our brand, increasing our subscriber base or generating new revenues.  If we do not achieve profitability, we may not be able to continue our operations.

Historically, we have relied upon private debt and equity financings as our primary source of cash and we continue to rely on these financings to meet our working capital needs. In January 2008, we entered into a $1 million private placement with foreign investors under a Regulation S Stock Purchase agreement, of which we received approximately $619,000 during the first and second quarter of 2008. Additionally, during the second and third quarter of 2008, we received approximately $850,000 pursuant to convertible notes offerings (see Note 7 to the financial statements included elsewhere in this report). Additionally, in September 2008, we received $256,000 pursuant to a private placement of our common stock (see Note 8 to the financial statements included elsewhere in this report).

We plan to use the proceeds of the most recent offerings for marketing of our product, increasing revenue generating activities and for general working capital purposes.

In addition to the above financings, we plan to continue to raise capital by sales of additional private placement equity or debt offerings during 2009, although we have no assurance that such financings will be completed.

During the fourth quarter of 2008, we launched a strategic marketing partnership with Kiddie Kandids, America’s largest children’s photography studio chain with 185 retail locations nationwide.  We derived 17% of our total 2008 revenue from this marketing partnership in the fourth quarter of 2008 alone and we expect this trend to continue through the foreseeable future.  It is our expectation that the growth from this strategic marketing partnership may assist us in becoming less reliant upon sourcing cash from debt and equity financings, however, we have no assurance that such growth shall continue.

Going Concern

We have not established sufficient sources of revenue to cover our operating costs and, as such, we have incurred operating losses since inception. Further, as of December 31, 2008, our cash resources were insufficient to meet our current working capital needs and on-going business plan. These and other factors raise substantial doubt about our ability to continue as a going concern. The report of the independent registered public accounting firm accompanying our financial statements for the year ended December 31, 2008, as filed with this report, contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern because of our operating losses and our need for additional capital.  Such doubt could make it more difficult for us to raise additional capital and may materially and adversely affect the terms of any financing that we may obtain. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of us to continue as a going concern.

Results of Operations

The Year Ended December 31, 2008 Compared to the Year Ended December 31, 2007

Total revenue was $488,900 and $118,100 for the years ended December 31, 2008 and 2007, respectively, representing an increase of $370,800. The increase was due to an increase in subscription revenues of $211,900 during the year ended December 31, 2008 as compared the same period last year and an increase in professional services of $158,900 during the year ended December 31, 2008 as compared to the same period last year.

Subscription revenues for the year ended December 31, 2008 was $310,000 as compared to $98,100 during the same period last year. Subscription revenue increased $211,900 due to an increase in our customers to 13,151 recurring subscribers as of December 31, 2008 from 2,775 recurring subscribers as of December 31, 2007. The increase in subscriptions was due to additional sales and marketing activities performed through a major marketing partnership which was launched during the fourth quarter 2008.  As we continue marketing activities and promotions, subscription revenues continued to increase through December 31, 2008.   Digital media sharing products and services are relatively new, and as a result, it is difficult to determine our current market share or predict our future market share.  We believe that the market for digital media sharing products and services is growing and that related market opportunities are also expected to grow. Our revenue, profitability and future growth depend not only on the anticipated market growth, but also our ability to execute our business plan and ultimate customer acceptance of our products and services and the success or failure of our competitors.  As a result, we expect the trend of our revenues to be positive, however, provide no assurance that such will occur.

Professional services revenues for the year ended December 31, 2008 was $178,900 as compared to $20,000 during the same period last year. The increase was due to us providing custom website design services under software development contracts completed during the year ended December 31, 2008.  We did not have similar contracts during the same period last year.  From time to time, we may enter into professional services agreements resulting from our strategic partnership marketing activities and as a result, revenues from professional services may recur in future periods. As of December 31, 2008, we had not entered into any significant professional services agreements, however, on February 19, 2009, we entered into a professional services agreement for an aggregate amount of $165,000. As a result, we expect the trend of our revenues to be positive, however, provide no assurance that such will occur.

Total cost of revenue was $150,900 and $48,100 for the years ended December 31, 2008 and 2007, respectively, representing an increase of $102,800. The increase was due to an increase in subscription cost of revenues of $59,300 and increased cost of professional services revenue of $43,500 during the year ended December 31, 2008, respectively.

The increase in cost of subscription revenues for the year ended December 31, 2008 as compared to the same period last year is due to primarily having an increase in subscription sales. Cost of subscription revenues for the year ended December 31, 2008 were mostly derived from our marketing partnerships, hosting and setup services incurred from website services provided to our subscribers.

The increase in cost of professional services revenues for the year ended December 31, 2008 as compared to the same period last year is due to having provided professional services, primarily labor related costs, during the year ended December 31, 2008 whereas there were fewer such services provided during the same period last year.

Research and development expense was $299,200 and $361,700 for the years ended December 31, 2008 and 2007, respectively, representing an decrease of $62,500. The decrease was primarily due to lower amounts of research and development activities, including  lowering development personnel and consultants which was part of a company-wide cost reduction program implemented in the fourth quarter 2008 as compared to the same period last year.

Sales and marketing expense was $633,600 and $685,400 for the years ended December 31, 2008 and 2007, respectively, representing an decrease of $51,800. The decrease was primarily due to lower amounts of sales and marketing activities and promotions during the year ended December 31, 2008 including a decrease in media advertising of $87,700 and a decrease in marketing salaries of $158,000 related to fewer marketing personnel primarily, both reductions due in part by a company-wide cost reduction program implemented in the fourth quarter 2008 as compared to the same period last year.  Also, the overall decrease in sales and marketing expense was partially offset by an increase in non-cash stock based compensation expense of $168,200.

General and administrative expense was $2,729,300 and $1,468,800 for the years ended December 31, 2008 and 2007, respectively, representing an increase of $1,260,500. The increase was primarily due to increase in warrant expense of $1,069,500 a majority of which relates to warrants granted to our investor relations firm which expired unexercised in July 2008.  There were no such warrants granted or outstanding to our investor relations firm the same period last year.

Interest expense was $693,100 and $98,600 for the years ended December 31, 2008 and 2007, respectively, representing an increase of $594,500.  The increase was attributable to interest and debt discount amortization expense of $693,100 during the year ended December 31, 2008, which was primarily related to our prior year convertible notes being outstanding the entire year ended December 31, 2008, as compared to being outstanding for only a few months during the same period last year, and additional borrowings of $850,000 during 2008.

Liquidity and Capital Resources

Cash Flows

At December 31, 2008, our cash and cash equivalents were $67,700, a decrease of $20,700 from $88,400 as of December 31, 2007.   The change in our cash was due to receiving $619,000 related to our Regulation S Stock Purchase agreement entered into January 2008, $850,000 related to our convertible notes entered into in May 2008 through September 2008, and $256,000 related to our private placement of our common stock in September 2008; all of which was offset by cash used in operating activities of $1,515,700 and $153,900 of cash used in the acquisition of and development of software.

Historically, we have incurred losses and have had capital and stockholders’ deficits and limited cash to fund our operations.  During the year ended December 31, 2008, we raised approximately $1.6 million through equity and debt financings and have no other significant source of cash. Although we expect to grow our revenues, they are not a significant source of cash at this time. Because we expect that revenues from operations may continue to be insufficient to meet our working capital needs, we may need to raise additional capital through equity or debt financings in the near future.

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

Foreign Private Placement Equity Financing

In January 2008, we entered into a $1 million private placement with foreign investors under a Regulation S Stock Purchase agreement, which we issued 5,145,837 restricted shares for cash proceeds of $619,000 during 2008.  The offer and sale of the securities above were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Rule 501 promulgated under Regulation S of the Securities Act.

The 2008 Convertible Promissory Notes

In May 2008, four individual investors purchased an aggregate of $100,000 of 12% secured convertible notes and were issued warrants to purchase shares of the Company’s common stock (the “2008 Convertible Notes”). Each convertible note holder has the right, at any time, to convert their note into shares of the Company’s common stock at a conversion ratio of one share of common stock for each $0.14 of principal amount of their note for a maximum potential aggregate of 714,285 shares of common stock; in addition, the investors were issued warrants to purchase an aggregate of 357,143 shares of common stock at an exercise price of $.14 per share that expire five years from the date of issuance.  Additionally, the convertible notes are secured by approximately 1.4 million restricted shares of the Company’s common stock held by a third party. These collateral shares return to the Company and become canceled when the terms of the convertible notes have been satisfied.   In December 2008, the maturity date of these notes was extended to December 2009.  The offer and sale of the securities underlying the convertible notes were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Sections 4(2) and Section 4(6) of the Securities Act of 1933 and/or Rule 506 of Regulation D adopted thereunder.

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

Other Financings

In September 2008, the Company entered into a $256,000 private placement with accredited investors, which the Company had received $256,000 cash proceeds for the issuance of 8,533,333 restricted shares.   $100,000 of the $256,000 cash proceeds was provided by two executive officers of the Company and 3,333,333 restricted shares were issued to them as part of the private placement in September 2008.  The offer and sale of the securities above were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Section 4(2) and Section 4(6) of the Securities Act and/or Rule 506 of Regulation D thereunder.

In addition to the equity and debt financing discussed above, we intend to conduct additional capital raising activities seeking additional private financings through the issuance of our common stock or issuance of debt instruments to increase our required working capital, increase the marketing of our product and increase revenue generating activities. We plan to complete additional private placement offerings during the foreseeable future, although we have no assurance that such financing will be completed.

Off-Balance Sheet Arrangements

As of December 31, 2008, we had no off-balance sheet arrangements.

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

Revenue Recognition— Our subscription revenue is generated from monthly subscriptions for Website hosting services. The typical subscription agreement includes the usage of a personalized website and hosting services. The individual deliverables are not independent of each other and are not sold or priced on a standalone basis. Costs to complete the Website and ready it for the end customer are minimal and are expensed to cost of revenue as incurred. Upon the completion of a customer’s signup and initial hosting of the Website, the subscription is offered free of charge for a two week trial period during which the customer can cancel at anytime. In accordance with Staff Accounting Bulletin (SAB) No. 104, after the two week trial period has ended, revenue is recognized when all of the following conditions are satisfied: (1) there is persuasive evidence of an arrangement; (2) the service has been provided to the customer; (3) the amount of fees to be paid by the customer is fixed or determinable; and (4) the collection of our fees is probable. These criteria are met monthly as our service is provided on a month-to-month basis and collections are generally made in advance of the services. There is no provision for refunds as December 31, 2008, as the Company’s historical refund experience has been minimal.

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

During the year ended December 31, 2008, the Company also distributed its website service through a marketing partnership and shared a portion of revenue generated with the marketing partner. In accordance with Emerging Issue Task Force No. 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent, revenue is reported gross of the payment received from its marketing partner because the Company acts as the primary obligor and is responsible for the fulfillment of services.

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

Recently Issued Accounting Standards

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosure about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurement, the FASB having previously concluded in those accounting pronouncement that fair value is the relevant measurement attribute. This statement does not require any new fair value measurements. This statement was effective on January 1, 2008, with respect to financial assets and liabilities and its adoption did not have a material effect on our financial statements.  With respect to non-financial assets and liabilities, this statement is effective for financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. We are currently reviewing the effect, if any, that these new provisions will have on our financial statements.

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

In December 2007, FASB issued SFAS No. 141R, Business Combinations (SFAS 141R), which retains the underlying concepts of SFAS 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting but SFAS 141R changed the method of applying the acquisition method in a number of significant aspects. Acquisition costs will generally be expensed as incurred; noncontrolling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. The provisions of SFAS 141R are effective for fiscal years beginning after December 15, 2008 and its adoption will not materially impact our financial statements.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk.   Not Applicable.

ITEM 8.      Financial Statements And Supplementary Data.

The financial statements required by this Item begin on Page F-1 of this Form 10-K, and include:

ITEM 9. Changes In And Disagreements With Accountants On Accounting And Financial Disclosure

None

ITEM 9A and 9A(T).  Controls and procedures

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective due to the material weaknesses in our internal control over financial reporting as of December 31, 2008, described below.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (COSO). Based on our assessment, we believe that, as of December 31, 2008, our internal control over financial reporting was ineffective based on those criteria, in consideration of the material weaknesses described below.

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

Changes in Internal Control Over Financial Reporting.

There have been no changes in our internal control over financial reporting during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  Our most recent assessment resulted in reaffirming the material weaknesses noted above.

ITEM 9B.   Other Information

None.

PART III

ITEM 10. Directors, Executive Officers, Promoters And Control Persons And Corporate Governance; Compliance With Section 16(A) Of The Exchange Act

Directors and Executive Officers

The following persons are our current executive officers and directors since January 30, 2007, and hold the offices set forth opposite their names:

Name	Age	Position
Michael Sawtell	50	Chairman and Sole Director of the Board of Directors, Chief Executive Officer and President
Steven Dong	42	Chief Financial Officer

Michael Sawtell is the founder and Chief Executive Officer since July 2005.  Prior to then, he was President and Chief Operating Officer of Interchange Corporation (now known as Local.com Corporation), a publicly-held Internet advertising and local search company from March of 2000 to April of 2005. From 1993 to 2000, Mr. Sawtell was the Chief Operating Officer and the Vice President of Sales for Informative Research, one of the largest mortgage services firms in the United States. From 1986 to 1993, Mr. Sawtell worked as a director of operations on the B-2 Stealth Bomber program for Northrop Grumman Corporation, a global defense company. He has also held key operational positions at General Dynamics, another global defense company.

Steven Dong has been our Chief Financial Officer since January 30, 2007.  From March 2006, he served as our consulting CFO under an agreement with a professional services firm owned by Mr. Dong.  Mr Dong has owned the professional services firm since 2002.  Prior thereto, from 1999 to 2002, Mr. Dong served as Chief Financial Officer of Taitron Components, Inc., a publicly-held semi-conductor company. From 1995 to 1999, Mr. Dong served as a financial consultant specializing in assisting publicly held companies by serving as their interim Chief Financial Officer. From 1988 to 1995, Mr. Dong was employed by Coopers & Lybrand, LLP. Mr. Dong is a Certified Public Accountant and a member in good standing with the American Institute of Certified Public Accountants and California State Board of Accountancy.

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

Compliance With Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires "insiders," including our executive officers, directors and beneficial owners of more than 10% of our common stock, to file reports of ownership and changes in ownership of our common stock with the Securities and Exchange Commission and to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of the copies of such forms received by us, or written representations from reporting persons, we believe that our insiders complied with all applicable Section 16(a) filing requirements during 2008.

Changes to Nominating Process

There have been no changes to the nominating process or adoption of procedures by which security holders may recommend nominees to our board of directors.

Board Committees

Audit Committee

David Vanderhorst is our Audit Committee member and non-board member. Mr. Vanderhorst is an “audit committee financial expert” in accordance with SEC rules. Stockholders should understand that this designation is a disclosure requirement of the SEC related to Mr. Vanderhorst’s experience and understanding with respect to certain accounting and auditing matters. The designation does not impose upon Mr. Vanderhorst any duties, obligations, or liability that are greater than are generally imposed on him as a member of the Audit Committee.  Because we are not a listed issuer, the members of the Audit Committee are not subject to the independence requirements of any national securities exchange or association.  Mr. Vanderhorst is a non-related party and independent of the Company.

REPORT OF THE AUDIT COMMITTEE

The following Report of the Audit Committee does not constitute soliciting material and should not be deemed filed or incorporated by reference into any other Company filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent we specifically incorporate this Report by reference therein.

The Audit Committee of the Board of Directors operates pursuant to a written charter. Our Audit Committee charter is available on our website, www.dglp.com. The Committee met quarterly and acted by unanimous written consent during fiscal 2008 to fulfill its responsibilities. To ensure independence, the Audit Committee also meets separately with the Company’s independent registered public accounting firm and members of management. The sole member of the Audit Committee is a non-employee, non-board member and satisfies the SEC requirements with respect to independence, financial sophistication and experience.

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

In this context, the Audit Committee has reviewed and discussed the audited financial statements of the Company as of and for the year ended December 31, 2008, with management and the independent registered public accounting firm. These reviews included discussion with the outside independent registered public accountants of matters required to be discussed pursuant to Statement on Auditing Standards No. 61 (Communication with Audit Committees). In addition, the Audit Committee has received the written disclosures required by PCAOB Rule 3526, and it has discussed with the independent registered public accountants its independence with respect to the Company.

Based on the reports and discussions described above, the Audit Committee recommended to the Board of Directors that the audited financial statements be included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, for filing with the Securities and Exchange Commission.

/s/ David Vanderhorst
March 31, 2009

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

ITEM 11.     Executive Compensation.

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

During 2005, Mr. Sawtell was granted an option to purchase 4,511,833 shares of our common stock and during 2006, Mr. Sawtell was granted an option to purchase 6,767,749 shares of our common stock.  These options were partially cancelled, as discussed further below.  During 2007, Mr. Sawtell was not granted any options.  During 2008, Mr. Sawtell was granted options to purchase up to 875,000 shares of our common stock, as discussed further below.

In March 2006, options to purchase 902,366 shares of our common stock were granted to a financial consulting firm owned by Mr. Dong and in November 2006, he was granted an option to purchase 225,592 shares of our common stock. These options were partially cancelled, as discussed further below.  During 2007, Mr. Dong was granted an option to purchase 875,000 shares of our common stock, as discussed further below.  During 2008, Mr. Dong was granted options to purchase up to 750,000 shares of our common stock, as discussed further below.

Compliance with Internal Revenue Code Section 162(m)

Section 162(m) of the Internal Revenue Code generally disallows a tax deduction to a public company for compensation over $1 million paid to its Chief Executive Officer and its three other most highly compensated executive officers. However, if certain performance-based requirements are met, qualifying compensation will not be subject to this deduction limit.  Although the limitations of Section 162(m) generally have not been of concern to us while we were a shell corporation, we intend to consider the requirements of Section 162(m) in developing our compensation policies now that we are an operating company.

Summary Compensation Table

The following table sets forth certain compensation information as to our Chief Executive Officer and Chief Financial Officer who were our executive officers (the “Named Executive Officers”), for each of the years ended December 31, 2008, 2007 and 2006; no other executive officers had compensation of more than $100,000 annually for 2008, 2007, and 2006:

SUMMARY COMPENSATION TABLE

Name and Position	Year		Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation		Total
			($)(1)	($)	($)	($) (2)	($)	($)	($)		($)

Michael Sawtell	2008	(1)	210,000	--	--	99,500	--	--	28,500	(6)	338,000
President and CEO	2007	(1)	185,800	50,000	--	195,400	--	--	18,900	(3)	450,100
	2006		75,000	--	--	25,600	--	--	15,000		115,600

Steven Dong	2008	(1)	175,000	--		86,800	--		7,100	(7)	268,900
CFO	2007	(1)(5)	146,800	--		18,900	--	--	45,000	(4)	210,700
	2006	(5)	--	--	--		--	--	--		--

(1)
Mr. Sawtell and Mr. Dong entered into employment agreements on January 30, 2007, (further discussed below) for annual salaries of $210,000 and $175,000, respectively. For 2008, the amounts shown above include the amounts earned starting on January 1, 2008 through December 31, 2008. In October 2008, we started deferring salaries and therefore the amounts of cash salary paid to Mr. Sawtell and Mr. Dong was $203,900 and $169,900, respectively, during the year ended December 31, 2008.  As of December 31, 2008, deferred salary owed to Mr. Sawtell and Mr. Dong was $7,300, and $6,100, respectively. For 2007, the amounts shown above include the amounts of cash salary paid from January 30, 2007 through December 31, 2007.

(2)
The value of the options granted to our named executives has been estimated pursuant to Statement of Financial Accounting Standards No. 123R,  Share-Based Payment ("SFAS 123R"), using the Black-Scholes option pricing model with the following weighted average assumptions: For 2008: expected life of 4.5 years, volatility of 336%, risk-free interest of 2.9%, and no dividend yield; for 2007: expected life of 4.5 years, volatility of 45%, risk-free interest of 4.43%, and no dividend yield; for 2006: expected life of 4.5 years, volatility of 45%, risk-free interest of 4.69%, and no dividend yield.  See the table below for the grants made and see Note 8 of the Notes to the Consolidated Financial Statements included elsewhere in this report for a description of the vesting schedule of option awards granted under the 2007 SOP.

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

(5)
Mr. Dong became an employee on January 30, 2007, as a result, no amounts are shown paid to him as an employee during 2006. From March 2006 through January 30, 2007, Mr. Dong performed consulting work for us pursuant to a consulting agreement with a firm owned by Mr. Dong.  We paid this consulting firm $11,600 and $81,000 during 2006 and 2007, respectively.  Additionally, the consulting firm was granted options to purchase 1,127,958 shares of our common stock in 2006 which SFAS 123R related expense incurred amounted to $11,800 in 2006 and $21,500 in 2007.

(6)	Other compensation for Mr. Sawtell for payments made in 2008 of $17,200 of bonus payments which was accrued in 2007 and $11,300 of auto expense reimbursement pursuant to his employment agreement.
(7)	Other compensation for Mr. Dong for payments made in 2008 for reimbursement for phone and auto expense reimbursement pursuant to his employment agreement.

Grants of Plan-Based Awards

The following table provides information regarding grants of plan-based awards that we granted to the Named Executive Officers during the fiscal year ended December 31, 2008. All options were granted at the fair market value of our common stock on the date of grant, as determined by our board of directors.  Each option represents the right to purchase one share of our common stock. Generally, none of the shares subject to options are vested at the time of grant and 25% of the shares subject to such option grants vest on the date which is nine months from the date of grant. The remainder of the shares vests in equal nine month installments over the remaining 27 months thereafter.

2008 Plan-Based Awards Table and Outstanding Equity Awards at Fiscal Year-End

The following table provides information regarding exercisable and unexercisable stock options held by the Named Executive Officers as of December 31, 2008.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)		Option Expiration Date

Mike Sawtell, CEO	--		650,000	(3)	$ 0.06		9/30/13
	56,250		168,750	(4)	$ 0.27		2/28/13
	6,767,749		--		$ 0.09		11/13/2012

	--		550,000	(5)	$ 0.06		9/30/13
Steven Dong, CFO	50,000		150,000	(6)	$ 0.27		2/28/13
	218,750		656,250	(7)	$ 0.27	(7)	10/4/2012
	451,183	(2)	--		$ 0.09		3/15/2011
	304,204	(2)	--		$ 0.04		3/15/2011
	225,592	(2)	--		$ 0.09		4/3/2011

Name	Grant Date		All Other Stock Awards: Number of Shares of Stock or Units (#)			Exercise or Base Price of Option Awards ($/Sh)		Grant Date Fair Value of Stock and Option Awards

Mike Sawtell, CEO	2/28/2008		225,000			$0.27		$60,600
	9/30/2008		650,000			$0.06		$39,000
	11/13/2006		6,767,749			$0.09		$260,300
	7/14/2005	(1)	4,511,833			$0.04		$44,200
					$
Steven Dong, CFO	2/28/2008		200,000			$0.27		$53,900
	9/30/2008		550,000			$0.06		$33,000
	10/4/2007		875,000	(7)		$0.27	(7) $	263,400
	3/15/2006	(2)	451,183	(2)		$0.04		$17,400
	3/15/2006	(2)	451,183	(2)		$0.09		$25,900
	4/3/2006	(2)	225,592	(2)		$0.09		$17,400

(1)
An option to purchase 4,511,833 shares of our common stock granted to Mr. Sawtell was cancelled unexercised pursuant to the Merger on January 30, 2007.  None of the 4,511,833 option shares remain outstanding.

(2)
Mr. Dong became an employee on January 30, 2007. From March 2006 through January 30, 2007, Mr. Dong performed consulting work for us pursuant to a consulting agreement with a firm owned by Mr. Dong.  We granted options to purchase 451,183, 451,183 and 225,592 to this consulting firm owned by Mr. Dong.

(3)	162,500 option shares will vest on each of the dates: June 30, 2009; March 30, 2010; December 31, 2010 and September 30, 2011.
(4)	56,250 option shares will vest on each of the dates: August 28, 2009; February 28, 2010; and November 28, 2010.
(5)	137,500 option shares will vest on each of the dates: June 30, 2009; March 30, 2010; December 31, 2010 and September 30, 2011.
(6)	50,000 option shares will vest on each of the dates: August 28, 2009; February 28, 2010; and November 28, 2010.
(7)
218,750 option shares will vest on each of the dates: April 4, 2009; January 4, 2010; and October 4, 2010.  Also, on May 13, 2008, the Board of Directors approved the changing of exercise price of compensation options granted in 2007 to purchase up to 3,355,000 shares (for all employees/consultants) of our common stock from a weighted average exercise price of $0.70 per share to a weighted average price of $0.27 per share; included in this re-price event were the 875,000 options owned by Mr. Dong.  The option to purchase up to 875,000 shares of the Company was originally granted on 10/4/07 at an exercise price of $.70 per share. The same option now has an amended exercise price of $.27 per share. All other terms of the option remains the same.

Compensation of Directors and Committee Members

During 2008, we agreed to pay Mr. Vanderhorst, our sole audit committee member $2,500 per fiscal quarter.  There are presently no other arrangements providing for payments to directors for director or consulting services.  We expect to establish these arrangements shortly upon increased business activities.

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

Compensation Committee Interlocks and Insider Participation

During 2008, we did not have a compensation committee or another committee of the board of directors performing equivalent functions.  Instead the entire board of directors performed the function of compensation committee.  As a sole member of the board of directors, Mr. Sawtell, our chief executive officer and sole board of director, approved the executive compensation, however, there were no deliberations relating to executive officer compensation during 2008.

Compensation Committee Report

None.

ITEM 12. Security Ownership Of Certain Beneficial Owners And Management and Related Stockholder Matters

The following table set forth information regarding the beneficial ownership of our common stock after consummation of the forward stock split and the Merger, except as noted in the footnotes below, by:

 - each person known to be the beneficial owner of 5% or more of our outstanding common stock;
 - each of our executive officers;
 - each of our directors; and
 - all of our executive officers and directors as a group.

Beneficial ownership is determined in accordance with the rules of the SEC and is calculated based on 72,005,906 shares of our common stock issued and outstanding on December 31, 2008.  In computing the number of shares beneficially owned by a person and the percentage of ownership of that person, shares of common stock subject to options held by that person that are currently exercisable, as appropriate, or will become exercisable within 60 days of the reporting date are deemed outstanding, even if they have not actually been exercised.  Those shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

Unless otherwise indicated in the table, the persons and entities named in the table have sole voting and sole investment power with respect to the shares set forth opposite the stockholder’s name.  The address of each stockholder is listed in the table.

Name and Address of Beneficial Owner	Beneficially Owned		Percent of Class

Mike Sawtell, CEO and Sole Director (1)	30,342,087	(3)	38.49%
Steven Dong, CFO (1)	5,630,108	(4)	7.64%
Peter and Irene Gauld (2)	8,142,973	(5)	10.57%

All executive officers and directors as a group (2 persons)	35,972,195	(3)(4)	46.13%

(1) 4040 Barranca Parkway, Suite #220, Irvine, CA 92604.
(2) c/o DigitalPost Interactive, Inc., 4040 Barranca Parkway, Suite #220, Irvine, CA 92604.
(3) Includes 6,823,999 shares that can be issued to Mr. Sawtell pursuant to options to purchase shares of our common stock within 60 days.

(4)  Includes 1,249,728 shares that can be issued to Mr. Dong or a consulting firm owned by Mr. Dong pursuant to options to purchase shares of our common stock within 60 days; 365,854 conversion shares that can be issued upon conversion of convertible notes and 85,585 warrant shares that can be issued pursuant to convertible note warrants.

(5)  Includes 4,065,041 conversion shares that can be issued to Mr. and Mrs. Gauld pursuant to conversion of convertible notes and 950,945 warrant shares that can be issued pursuant to convertible note warrants.

ITEM 13. Certain Relationships And Related Transactions and Director Independence

As of December 31, 2008 we owed an executive officer $36,600 (see further discussion in Note 6 of the Notes to Audited Consolidated Financial Statements included elsewhere in this report).

In July 2008, pursuant to a consulting agreement, we granted an option to purchase 50,000 shares of our common stock to a consultant who is a sibling of an executive officer.

In May 2008 and June 2008, we entered into subordination agreements with the holders of the 2007 Convertible Notes and an executive officer was a party to those agreements.  Also, in September 2008, we entered into waiver agreements with the holders of the 2007 Convertible Notes and an executive officer was also party to those agreements (see further discussion in Note 8 of the Notes to Audited Consolidated Financial Statements included elsewhere in this report).

In May 2008, the Board of Directors approved changing the exercise price of compensation options granted in 2007 to purchase up to 3,355,000 shares of our common stock from a weighted average exercise price of $0.70 per share to a weighted average price of $0.27 per share; included in this re-price event were 875,000 options owned by an executive officer.  The option to purchase up to 875,000 shares of the Company was originally granted on October 4, 2007, at an exercise price of $.70 per share. The same option now has an amended exercise price of $.27 per share. All other terms of the option remains the same.

In November 2008, the Board of Directors approved changing the exercise price of compensation options granted in May 2008 to purchase up to 8,025,000 shares of our common stock from a weighted average exercise price of $0.187 per share to a weighted average price of $0.04 per share. All other terms of the option remains the same.

In September 2008, $100,000 of $256,000 cash proceeds received in aggregate from a private placement was provided by two executive officers and 3,333,333 restricted shares were issued to them as part of the private placement (see further discussion in Note 8 of the Notes to Audited Consolidated Financial Statements included elsewhere in this report).

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

ITEM 14. Principal Accountant Fees and Services

Audit Fees.

The aggregate fees billed by our independent registered public accounting firm for professional services rendered for the audit of our annual financial statements for the years ended December 31, 2008 and 2007 and for the reviews of the financial statements included in our Quarterly Reports on Form 10-Q (or 10-QSB) during those fiscal years were $69,100  and $53,750, respectively.

Audit Related Fees.

We incurred no other audit related fees during the years ended December 31, 2008 and 2007.

Tax Fees.

We incurred fees for tax related services during the years ended December 31, 2008 and 2007 in the amounts of $7,000 and $3,000, respectively.

All Other Fees.

We did not incur any other fees billed by auditors for services rendered to us, other than the services covered in "Audit Fees" for the years ended December 31, 2008 and 2007.

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

PART IV

ITEM 15. Exhibits and Financial  Statement Schedules

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

10.22
Agreement between DigitalPost Interactive, Inc. and Local.com Corporation, dated February 19, 2009, incorporated by reference from the Registrant’s Form 8-K filed with the Securities and Exchange Commission on February 25, 2009.

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
And Principal Executive Officer

By: /s/ Steven Dong
Name Steven Dong
Title: Chief Financial Officer and Principal Accounting Officer

Date:       March 31, 2009

DIGITALPOST INTERACTIVE, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
DigitalPost Interactive, Inc.

We have audited the accompanying consolidated balance sheets of DigitalPost Interactive, Inc (the “Company”), a Nevada corporation, as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the each of the years ended December 31, 2008 and 2007.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the  consolidated financial position of the Company as of December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the years ended December 31, 2008 and 2007, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ HASKELL & WHITE LLP

Irvine, California
March 31, 2009

DIGITALPOST INTERACTIVE, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2008	2007
Assets
Current assets
Cash and cash equivalents	$67,700	$88,400
Accounts receivable and other current assets	22,200	2,400
Total current assets	89,900	90,800
Property and equipment, net	46,900	64,200
Web site development costs and software, net	195,200	103,300
Deferred financing costs	89,200	-
Other assets	8,300	8,200
Total assets	$429,500	$266,500

	Liabilities and Stockholders' Deficit
Current liabilities
Accounts payable	$104,100	$41,700
Accrued expenses	94,600	86,900
Deferred revenue	91,600	58,900
Due to stockholder	36,600	54,000
Convertible promissory notes, net – current (Note 7)	1,092,000	-
Total current liabilities	1,418,900	241,500

Convertible promissory notes, net - long term (Note 7)	328,600	221,100
Total liabilities	1,747,500	462,600

Commitments and contingencies (Note 10)

Stockholders’ deficit (Note 8)
Preferred Stock, $.001 par value; 20,000,000
shares authorized; no shares
issued and outstanding	-	-
Common Stock, $.001 par value; 480,000,000 shares authorized;
72,005,906 and 53,550,840 shares issued and outstanding
at December 31, 2008 and 2007, respectively	72,000	53,600
Additional paid in capital	6,121,400	3,244,500
Accumulated deficit	(7,511,400)	(3,494,200)
Stockholders’ deficit	(1,318,000)	(196,100)
Total liabilities and stockholders’ deficit	$429,500	$266,500

The accompanying notes to the audited consolidated financial statements are an integral part of these balance sheets.

DIGITALPOST INTERACTIVE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year	Year
	Ended	Ended
	December 31, 2008	December 31, 2007
Revenues:
Subscriptions	$310,000	$98,100
Professional services	178,900	20,000
Total Revenue	488,900	118,100

Cost of Revenues:
Subscriptions	99,900	40,600
Professional services	51,000	7,500
Total Cost of Revenue	150,900	48,100

Gross Profit	338,000	70,000

Operating expenses:
Research and development	299,200	361,700
Sales and marketing	633,600	685,400
General and administrative	2,729,300	1,468,800

	3,662,100	2,515,900

Loss from operations	(3,324,100)	(2,445,900)

Interest (expense)	(693,100)	(98,600)

Net loss	$(4,017,200)	$(2,544,500)

Weighted average outstanding shares	60,366,704	55,136,982

Basic and diluted loss per share	$(0.066)	$(0.046)

 The accompanying notes to the audited consolidated financial statements are an integral part of these statements.

DIGITALPOST INTERACTIVE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLERS’ DEFICIT
YEARS ENDED DECEMBER 31, 2008 AND 2007

	Common Stock, $.001 Par Value		Additional		Total
			Paid In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balance at December 31, 2006	32,674,357	$ 32,700	$ 1,202,200	$ (949,700)	$ 285,200

Issuance of common stock for services	78,957	100	-	-	100
Issuance of common stock for reprice	4,419,976	4,400	(4,400)	-	-
Issuance of common stock related to merger	15,660,000	15,700	(15,700)	-	-
Issuance of common stock for cash	717,550	700	1,129,300	-	1,130,000
Beneficial conversion feature and warrants issued related to issuance of convertible promissory notes	-	-	623,900	-	623,900
Financing cost related to issuance of common stock	-	-	(153,000)	-	(153,000)
Non-cash stock based compensation related to stock options granted	-	-	435,100	-	435,100
Non-cash stock based compensation related to warrants granted	-	-	27,100	-	27,100
Net loss	-	-	-	(2,544,500)	(2,544,500)
Balance at December 31, 2007	53,550,840	53,600	3,244,500	(3,494,200)	(196,100)

Issuance of common stock for cash	13,779,170	13,800	877,200	-	891,000
Issuance of common stock for exercise of options	329,535	300	42,500	-	42,800
Issuance of common stock for professional services	3,393,200	3,400	30,500	-	33,900
Issuance of common stock for interest	953,161	900	59,400	-	60,300
Beneficial conversion feature and warrants issued related to issuance of convertible promissory notes	-	-	178,100	-	178,100
Due from shareholder	-	-	(28,300)	-	(28,300)
Non-cash stock based compensation related to stock options granted	-	-	620,900	-	620,900
Non-cash stock based compensation related to warrants granted	-	-	1,096,600	-	1,096,600
Net loss	-	-	-	(4,017,200)	(4,017,200)
Balance at December 31, 2008	72,005,906	$ 72,000	$ 6,121,400	$ (7,511,400)	$ (1,318,000)

 The accompanying notes to the audited consolidated financial statements are an integral part of these statements.

DIGITALPOST INTERACTIVE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year	Year
	Ended	Ended
	December 31, 2008	December 31, 2007
Cash flows from operating activities
Net loss	$(4,017,200)	$(2,544,500)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation and amortization	79,200	55,500
Non-cash stock-based compensation	1,811,500	462,200
Amortization of debt discounts	519,600	78,000
Finders fees and additional compensation due to stockholder accrued	-	107,900

Changes in operating assets and liabilities:
Accounts receivable and other assets	(19,700)	-
Other assets	-	(10,000)
Accounts payable	62,500	4,000
Accrued expenses	15,700	71,400
Deferred revenue	32,700	50,800
Net cash used by operating activities	(1,515,700)	(1,724,700)
Cash flows from investing activities
Acquisition of property and equipment	(3,300)	(58,300)
Acquisition and development of software	(150,600)	(54,400)
Net cash used by investing activities	(153,900)	(112,700)
Cash flows from financing activities
Proceeds from the issuance of common stock	891,000	1,130,000
Proceeds from convertible notes	850,000	722,000
Payments made on shareholder loans	(17,400)	(110,200)
Proceeds from the exercise of options	42,800	-
Financing cost	(117,500)	(153,000)
Net cash provided by financing activities	1,648,900	1,588,800
Net decrease in cash and cash equivalents	(20,700)	(248,600)
Cash and cash equivalents, beginning of period	88,400	337,000
Cash and cash equivalents, end of period	$67,700	$88,400

Supplemental disclosures:
Cash paid for income taxes	$1,600	$1,600
Cash paid for interest	$52,300	$900

Supplemental disclosures of non cash activities:
Common stock issued for interest	$60,300	$-
Finders fees and additional compensation due to stockholders accrued	$-	$180,300
Common stock issued for professional services and fees	$33,900	$-
Convertible promissory notes issued for amount due to stockholder	$-	$45,000

The accompanying notes to the audited consolidated financial statements are an integral part of these statements.

DIGITALPOST INTERACTIVE, INC.
NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

As of December 31, 2008 and 2007, the Company capitalized $195,200 and $103,300, respectively, net of accumulated amortization, related to its web site and software development.

Research and Development Costs

The Company expenses research and development costs as incurred.

Revenue Recognition

The Company’s subscription revenues are generated from monthly subscriptions for web site hosting services. The typical subscription agreement includes the usage of a personalized web site and hosting services. The individual deliverables are not independent of each other and are not sold or priced on a standalone basis. Costs to complete the web site and prepare it for the use of an end customer are minimal, and are expensed to cost of revenues as incurred. Upon the completion of a customer’s signup and initial hosting of the web site, the subscription is offered free of charge for a two week trial period during which the customer can cancel at anytime. In accordance with SAB No. 104, after the two week trial period has ended, revenue is recognized when all of the following conditions are satisfied: (1) there is persuasive evidence of an arrangement; (2) the service has been provided to the customer; (3) the amount of fees to be paid by the customer is fixed or determinable; and (4) the collection of the Company’s fees is probable. These criteria are met monthly as the Company’s service is provided on a month-to-month basis, and collections are generally made in advance of the services. There is no provision for refunds as of December 31, 2008, as the Company’s historical refund experience has been minimal.

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

During the year ended December 31, 2008, the Company also distributed its web site through a marketing partnership and shared a portion of revenue generated with the marketing partner. In accordance with Emerging Issue Task Force No. 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent, revenue is reported gross of the payment received from its marketing partner because the Company acts as the primary obligor and is responsible for the fulfillment of services.

The Company derived 17% and none of its total revenue from the marketing partner during the year ended December 31, 2008 and 2007, respectively.

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
Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Due to the anti-dilutive nature of the Company’s stock options, there is no effect on the calculation of weighted average shares for diluted net loss per common share. As a result, the basic and diluted net losses attributable per common share amounts are identical. 45,615,381 and 21,366,422 shares of potentially dilutive securities have been excluded for twelve month periods ended December 31, 2008 and 2007, respectively, because their effect was anti-dilutive.

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

The Company adopted SFAS No. 123R on January 1, 2006, using the modified-prospective transition method. Under the modified-prospective transition method, prior periods of the Company’s financial statements are not restated for comparisonpurposes. In addition, the measurement, recognition and attribution provisions of SFAS No. 123R apply to new grants and grants outstanding on the adoption date. Estimated compensation expense for outstanding grants at the adoption date will be recognized over the remaining vesting period using the compensation expense calculated for the pro forma disclosure purposes under SFAS No. 123, Accounting for Stock-Based Compensation. The Company’s 2008 calculations were made using the Black-Scholes option-pricing model with the following weighted average assumptions: expected life of 4.5 years; 336% stock price volatility; risk-free interest rate of 2.9%; forfeitures rate of 10% and no dividends during the expected term. During the twelve month periods ended December 31, and 2008 and 2007, the Company recognized employee stock option expense of $607,000 and $435,100, respectively.

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of December 31, 2008, the carrying value of accounts receivable and payable, loans from stockholders and accrued liabilities approximated fair value due to the short-term nature and maturity of these instruments.  The fair value of the 2007 Convertible Promissory Notes and 2008 Convertible Promissory Notes (See Note 7) have not been estimated since the cost of doing so would be excessively prohibitive and not practicable.

Concentration of Risk

Credit is extended based on an evaluation of the customer’s financial condition, and collateral is not required. The Company also evaluates its credit customers for potential credit losses. The accounts receivable balance at December 31, 2008 is primarily due from a single major marketing partner which individually accounted for more than 10% of the Company's total revenues for the year ended December 31, 2008.  At December 31, 2008, the Company had a single marketing partner, which individually accounted for more than 10% of the net accounts receivable with a balance of $51,900.   There was no such significant marketing partner as of December 31, 2007 and for the year then ended.

As of December 31, 2008, the Company maintained its cash account at one commercial bank. The cash balance at December 31, 2008, does not exceed the FDIC coverage.

Advertising

Advertising and promotion costs are charged to operations when incurred. For the years ended December 31, 2008 and 2007, advertising and promotion costs amounted to $189,500 and $282,800, respectively.

Impairment of Long-Lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives when events or circumstances lead management to believe that the carrying value of an asset may not be recoverable. For the years ended December 31, 2008 and 2007, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

Estimates

The consolidated financial statements are prepared on the basis of accounting principles generally accepted in the United States of America. The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of December 31, 2008, and revenues and expenses the years ended December 31, 2008 and 2007. Actual results could differ from those estimates made by management.

Reclassification

Certain balances in the 2007 presentation periods have been regrouped to reflect the classification used in the 2008 balances.

Income Taxes

The process of preparing the financial statements requires management estimates of income taxes in each of the jurisdictions that the Company operates. This process involves estimating current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in the balance sheet. Under the provisions of SFAS No. 109, "Accounting for Income Taxes", the Company utilizes an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. Management must assess the likelihood that the deferred tax assets or liabilities will be realized for future periods, and to the extent management believes that realization is not likely, must establish a valuation allowance. To the extent a valuation allowance is created or adjusted in a period, the Company must include an expense or benefit, within the tax provision in the statements of operations. Significant management judgment is required in determining the provision for income taxes, deferred tax asset and liabilities and any valuation allowance recorded against net deferred tax assets. It is possible that different tax models, and the selection of different input variables, could produce a materially different estimate of the provision, asset, liability and valuation allowance. The Company determined that it was unlikely to realize any future benefit from the deferred tax asset in 2008 and 2007 and therefore booked a 100% valuation allowance both years resulting in the elimination of the deferred tax asset from the Company's balance sheet as of December 31, 2008 and 2007.

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

3.           GOING CONCERN AND MANAGEMENT’S PLANS

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate the continuation of the Company as a going concern. The Company has not established sufficient sources of revenue to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of December 31, 2008, the cash resources of the Company are insufficient to meet its current working capital needs and on going business plan. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern. During the year ended December 31, 2008, the Company has raised approximately $1.6 million in private debt and equity financing.  Since inception through December 31, 2008, the Company has raised an aggregate amount of approximately $4.8 million in private debt and equity financing. The offer and sale of the securities above were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in (i) Section 4(2) and Section 4(6) of the Securities Act and/or Rule 506 of Regulation D promulgated thereunder or (ii) Rule 501 of Regulation S.

Since as of December 31, 2008, the cash resources of the Company are insufficient to meet its current working capital needs and on going business plan, the Company is seeking to raise additional funds either through additional debt or equity financings during 2009.  Also, the  Company expects to improve its cash flow from operating activities through cost reductions and its continued implementation of a strategic marketing partnership with Kiddie Kandids.

4.           PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	December 31, 2008	December 31, 2007

Computer equipment and software	$53,100	$49,800
Furniture and fixtures	37,500	37,500
Less -accumulated depreciation and amortization	(43,700)	(23,100)
	$46,900	$64,200

5.           WEB SITE DEVELOPMENT AND SOFTWARE COSTS

Web site development costs consisted of the following:
	December 31, 2008	December 31, 2007

Website development costs	$323,800	$173,300
Less -accumulated amortization	(128,600)	(70,000)
	$195,200	$103,300

6.           DUE TO STOCKHOLDER

As of December 31, 2008 and 2007, $36,600 and 54,000, respectively, was due to an officer of the Company and principal stockholder. The amount due to the officer does not bear interest, is not collateralized and has no formal repayment terms.  During the year ended December 31, 2008, $17,400 of the net amount owed was paid to the officer.

7.           CONVERTIBLE PROMISSORY NOTES

The 2007 Convertible Promissory Notes

During October 2007, the Company commenced a private offering of its securities for the purpose of raising capital whereby it entered into Convertible Notes with nine accredited investors, one of which is the chief financial officer of the Company. Pursuant to the terms of the offering, the investors purchased an aggregate of $767,000 of 8% senior secured convertible notes and were issued warrants to purchase shares of the Company’s common stock (the “2007 Convertible Notes”). The secured convertible notes in the event of default become secured by the Company’s assets and are due two years from the date of each note, but are subordinate to the AOI Fund Convertible Promissory Notes discussed below.  Initially, each secured convertible note holder had the right, at any time, to convert their note into shares of the Company’s common stock at a conversion ratio of one share of common stock for each $0.40 of principal amount of their note for a maximum potential aggregate of 1,917,500 shares of common stock; in addition, the investors were issued warrants to purchase an aggregate of 1,917,500 shares of common stock at an exercise price of $0.50 per share that expire five years from the date of issuance.  Half of these warrants are exercisable immediately and the remaining half are exercisable upon the conversion of the related notes payable. Initially, for a period of twelve months after the effective date, if the Company sells common stock at a price per share below the conversion price of $0.40 per share, the conversion price will adjust accordingly downward to the new lower sales price per share.  Since then, the Company has sold securities at a lower price of $0.123 per share, as a result the

Company is obligated to lower the conversion price from $.40 per share to the same $0.123 per share price which gives each investor the right, at any time, to convert their note into shares of the Company’s common stock at a conversion ratio of one share of common stock for each $0.123 of principal amount of their note for a maximum potential aggregate of 6,235,772 shares of common stock.  In connection with this financing, a form of the convertible notes agreement was filed with the Securities and Exchange Commission on Form 8-K, dated October 4, 2007. The offer and sale of the securities underlying the convertible notes were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Sections 4(2) and Section 4(6) of the Securities Act of 1933 and/or Rule 506 of Regulation D adopted thereunder.

One of the five investors who entered into the 2007 Convertible Notes is the chief financial officer of the Company.  The Company owed the chief financial officer $92,300 at the time of the offering, of which, the chief financial officer exchanged $45,000 of the $92,300 due for $45,000 of convertible notes. As a result, $45,000 of the $767,000 notes issued were purchased by the chief financial officer and, in 2007, the Company received $722,000 net cash proceeds from the $767,000 the convertible note financing.

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

In September 2008, the Company entered into waiver agreements with the holders of the 2007 Convertible Notes whereby the holders waived once the provision to adjust the conversion price of $0.123 per share downward the new lower sales price of a financing made by the Company in September 2008.  As consideration, the Company provided the holders with warrants to purchase an aggregate of 500,000 shares of the Company's common stock at an exercise price of $0.07 per share and provided a new provision for a period of twelve months after the effective date, that if the Company sells common stock for an aggregate amount in excess of $750,000 in such  offering, the conversion price will adjust accordingly downward to the higher of $0.03 per share or the new lower sales price per share.

Interest charges associated with the convertible notes, including amortization of the discounts associated with the beneficial conversion feature and the vested warrants, totaled $373,000 and $78,000 for the years ended December 31, 2008, and 2007, respectively.

The 2008 Convertible Promissory Notes

In May 2008, four individual investors purchased an aggregate of $100,000 of 12% secured convertible notes and were issued warrants to purchase shares of the Company’s common stock (the “2008 Convertible Notes”). Each convertible note holder has the right, at any time, to convert their note into shares of the Company’s common stock at a conversion ratio of one share of common stock for each $0.14 of principal amount of their note for a maximum potential aggregate of 714,285 shares of common stock; in addition, the investors were issued warrants to purchase an aggregate of 357,143 shares of common stock at an exercise price of $0.14 per share that expire five years from the date of issuance.  Additionally, the convertible notes are secured by approximately 1.4 million restricted shares of the Company’s common stock held by a third party. These collateral shares return to the Company and become canceled when the terms of the convertible notes have been satisfied.   In December 2008, the maturity date of these notes was extended to December 2009.  The offer and sale of the securities underlying the convertible notes were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Sections 4(2) and Section 4(6) of the Securities Act of 1933 and/or Rule 506 of Regulation D adopted thereunder.

The Company determined that the embedded conversion option in the 2008 Convertible Notes qualifies for equity classification under EITF 00-19, qualifies for the scope exception of paragraph 11(a) of SFAS 133, and is not bifurcated from the host contract. The Company also determined that the warrants issued to the note holders qualify for equity classification under the provisions of SFAS 133 and EITF 00-19. In accordance with the provisions of Accounting Principles Board Opinion No. 14, the Company allocated the net proceeds received in this transaction to each of the convertible notes and common stock purchase warrants based on their relative estimated fair values. As a result, the Company allocated $53,700 to the convertible notes and $46,300 to the vested portion of the common stock purchase warrants, which was recorded in additional paid-in-capital. In accordance with the consensus of EITF issues 98-5 and 00-27, management determined that the convertible notes contained a beneficial conversion feature based on the effective conversion price after allocating proceeds of the convertible notes to the vested portion of the common stock purchase warrants. The amounts recorded for the common stock purchase warrants and beneficial conversion feature are amortized as interest expense over the term of the convertible notes.

Interest charges associated with the convertible notes, including amortization of the discounts associated with the beneficial conversion feature and the vested warrants, totaled $100,600 and none for the years ended December 31, 2008 and 2007, respectively.

The AOI Fund Convertible Promissory Notes

In May 2008, an investor purchased $242,400 of 15% secured convertible notes and was issued warrants to purchase shares of our common stock (the “AOI Convertible Notes”). The convertible note holder has the right, at any time, to convert their note into shares of our common stock at a conversion ratio of one share of common stock for each $0.25 of principal amount of their note for a maximum potential aggregate of 969,696 shares of common stock; in addition, the investors were issued “Series A Warrants" to purchase 96,969 shares of common stock at an exercise price of $0.25 per share that expire five years from the date of issuance and “Series B Warrants” to purchase 96,969 shares of common stock at an exercise price of $0.30 per share that expire five years from the date of issuance.  The Series A Warrants also have a put option in the amount of $60,000 which can only be exercised after the two year anniversary date of the convertible note.  The Series B Warrants have no put option.  The convertible notes included an original issue discount of $42,400.  Additionally, the convertible notes are secured by a security interest in all assets of the Company. The offer and sale of the securities underlying these convertible notes were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Sections 4(2) and Section 4(6) of the Securities Act of 1933 and/or Rule 506 of Regulation D adopted thereunder.

The Company determined that the embedded conversion option in the AOI Convertible Notes qualifies for equity classification under EITF 00-19, qualifies for the scope exception of paragraph 11(a) of SFAS 133, and is not bifurcated from the host contract. The Company also determined that the warrants issued to the note holders qualify for equity classification under the provisions of SFAS 133 and EITF 00-19. In accordance with the provisions of Accounting Principles Board Opinion No. 14, the Company allocated the net proceeds received in this transaction to each of the convertible notes and common stock purchase warrants based on their relative estimated fair values. As a result, the Company allocated $182,600 to the convertible notes and $17,400 to the common stock purchase warrants, which was recorded in additional paid-in-capital. In accordance with the consensus of EITF issues 98-5 and 00-27, management determined that the convertible notes did not contain a beneficial conversion feature based on the effective conversion price after allocating proceeds of the convertible notes to the common stock purchase warrants. The amounts recorded for the common stock purchase warrants are amortized as interest expense over the term of the convertible notes.  Interest charges associated with the convertible notes, including amortization of the discounts associated with the original issue discount, put option and the vested warrants, totaled $35,300 for the year ended December 31, 2008.

In June 2008, the same investor purchased for a second investment, $242,400 of the AOI Convertible Notes (15% secured convertible notes) and were issued warrants to purchase shares of our common stock. The convertible note holder has the right, at any time, to convert their note into shares of our common stock at a conversion ratio of one share of common stock for each $0.25 of principal amount of their note for a maximum potential aggregate of 969,696 shares of common stock; in addition, the investors were issued “Series A Warrants" to purchase 96,969 shares of common stock at an exercise price of

$0.25 per share that expire five years from the date of issuance and “Series B Warrants” to purchase 96,969 shares of common stock at an exercise price of $0.30 per share that expire five years from the date of issuance.  The Series A Warrants also have a put option in the amount of $60,000 which can only be exercised after the two year anniversary date of the convertible note.  The Series B Warrants have no put option.  The convertible note included an original issue discount of $42,400.  Additionally, the convertible notes are secured by a security interest in all assets of the Company. The offer and sale of the securities underlying these convertible notes were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Sections 4(2) and Section 4(6) of the Securities Act of 1933 and/or Rule 506 of Regulation D adopted thereunder.

The Company determined that the embedded conversion option in the AOI Convertible Notes qualifies for equity classification under EITF 00-19, qualifies for the scope exception of paragraph 11(a) of SFAS 133, and is not bifurcated from the host contract. The Company also determined that the warrants issued to the note holders qualify for equity classification under the provisions of SFAS 133 and EITF 00-19. In accordance with the provisions of Accounting Principles Board Opinion No. 14, the Company allocated the net proceeds received in this transaction to each of the convertible notes and common stock purchase warrants based on their relative estimated fair values. As a result, the Company allocated $185,500 to the convertible notes and $14,500 to the common stock purchase warrants, which was recorded in additional paid-in-capital. In accordance with the consensus of EITF issues 98-5 and 00-27, management determined that the convertible notes did not contain a beneficial conversion feature based on the effective conversion price after allocating proceeds of the convertible notes to the common stock purchase warrants. The amounts recorded for the common stock purchase warrants and beneficial conversion feature are amortized as interest expense over the term of the convertible notes.   Interest charges associated with the convertible notes, including amortization of the discounts associated with the original issue discount, put option and the vested warrants, totaled $29,200 for the year ended December 31, 2008.

In July 2008, the same investor purchased for a third investment, $242,400 of the AOI Convertible Notes (15% secured convertible notes) and were issued warrants to purchase shares of our common stock. The convertible note holder has the right, at any time, to convert their note into shares of our common stock at a conversion ratio of one share of common stock for each $0.25 of principal amount of their note for a maximum potential aggregate of 969,696 shares of common stock; in addition, the investors were issued “Series A Warrants" to purchase 96,969 shares of common stock at an exercise price of $0.25 per share that expire five years from the date of issuance and “Series B Warrants” to purchase 96,969 shares of common stock at an exercise price of $0.30 per share that expire five years from the date of issuance.  The Series A Warrants also have a put option in the amount of $60,000 which can only be exercised after the two year anniversary date of the convertible note.  The Series B Warrants have no put option.  The convertible note included an original issue discount of $42,400.  Additionally, the convertible notes are secured by a security interest in all assets of the Company. The offer and sale of the securities underlying these convertible notes were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Sections 4(2) and Section 4(6) of the Securities Act of 1933 and/or Rule 506 of Regulation D adopted thereunder.

The Company determined that the embedded conversion option in the AOI Convertible Notes qualifies for equity classification under EITF 00-19, qualifies for the scope exception of paragraph 11(a) of SFAS 133, and is not bifurcated from the host contract. The Company also determined that the warrants issued to the note holders qualify for equity classification under the provisions of SFAS 133 and EITF 00-19. In accordance with the provisions of Accounting Principles Board Opinion No. 14, the Company allocated the net proceeds received in this transaction to each of the convertible notes and common stock purchase warrants based on their relative estimated fair values. As a result, the Company allocated $185,500 to the convertible notes and $14,500 to the common stock purchase warrants, which was recorded in additional paid-in-capital. In accordance with the consensus of EITF issues 98-5 and 00-27, management determined that the convertible notes did not contain a beneficial conversion feature based on the effective conversion price after allocating proceeds of the convertible notes to the common stock purchase warrants. The amounts recorded for the common stock purchase warrants are amortized as interest expense over the term of the convertible notes.   Interest charges associated with the convertible notes, including amortization of the discounts associated with the original issue discount, put option and the vested warrants, totaled $23,000 for the year ended December 31, 2008.

In September 2008, the same investor purchased for a fourth investment, $180,000 of the AOI Convertible Notes (15% secured convertible notes) and were issued warrants to purchase shares of our common stock. The convertible note holder has the right, at any time, to convert their note into shares of our common stock at a conversion ratio of one share of common stock for each $0.123 of principal amount of their note for a maximum potential aggregate of 1,463,414 shares of common stock; in addition, the investors were issued “Series C Warrants" to purchase 750,000 shares of common stock at an exercise price of $0.123 per share that expire five years from the date of issuance and “Series D Warrants” to purchase 750,000 shares of common stock at an exercise price of $.15 per share that expire five years from the date of issuance.  The Series D

Warrants also have a put option in the amount of $45,000 which can only be exercised after the one year anniversary date of the convertible note.  The Series C Warrants have no put option.  The convertible note included an original issue discount of $30,000.  Additionally, the convertible notes are secured by a security interest in all assets of the Company. The offer and sale of the securities underlying these convertible notes were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Sections 4(2) and Section 4(6) of the Securities Act of 1933 and/or Rule 506 of Regulation D adopted thereunder.

The Company determined that the embedded conversion option in the AOI Convertible Notes qualifies for equity classification under EITF 00-19, qualifies for the scope exception of paragraph 11(a) of SFAS 133, and is not bifurcated from the host contract. The Company also determined that the warrants issued to the note holders qualify for equity classification under the provisions of SFAS 133 and EITF 00-19. In accordance with the provisions of Accounting Principles Board Opinion No. 14, the Company allocated the net proceeds received in this transaction to each of the convertible notes and common stock purchase warrants based on their relative estimated fair values. As a result, the Company allocated $105,000 to the convertible notes and $45,000 to the common stock purchase warrants, which was recorded in additional paid-in-capital. In accordance with the consensus of EITF issues 98-5 and 00-27, management determined that the convertible notes did not contain a beneficial conversion feature based on the effective conversion price after allocating proceeds of the convertible notes to the common stock purchase warrants. The amounts recorded for the common stock purchase warrants are amortized as interest expense over the term of the convertible notes.  Interest charges associated with the convertible notes, including amortization of the discounts associated with the original issue discount, put option and the vested warrants, totaled $25,900 for the year ended December 31, 2008.

Convertible promissory notes summary:

	December 31, 2008	December 31, 2007

The 2007 Convertible Promissory Notes	$767,000	$767,000
The 2008 Convertible Promissory Notes	108,000	-
The AOI Fund Promissory Notes	907,300	-
The AOI Fund Promissory Notes Put Option	192,500	-
Total borrowings	1,974,800	767,000
Debt discount	(554,200)	(545,900)
Total borrowings less debt discount	1,420,600	221,100
Less current portion	1,092,000	-
Noncurrent portion	$328,600	$221,100

8.           STOCKHOLDERS’ DEFICIT

Authorized Capital Stock

The Company is authorized to issue 480,000,000 shares of common stock, par value $0.001 per share, and 20,000,000 shares of preferred stock, par value $0.001 per share.

Common Stock

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

Shares Issued After the Merger

During April 2007, the Company agreed to a $4 million private placement for the issuance of up to 2,540,000 restricted common shares at $1.57 per share.  As of October 2007, the Company had received $1,130,000 of the $4 million private placement and closed the private placement and issued 717,500 of restricted shares of the Company’s common stock for the $1,130,000 cash proceeds received.  Subsequently, the Company commenced the convertible note offerings, pursuant to which it had issued $1,773,800 in aggregate of convertible notes (see Note 7 for further discussion) through September 30, 2008.  Under the convertible note agreements the Company may issue up to 11,322,559 restricted shares if all the outstanding principal amounts of the convertible notes convert into common stock of the Company. In January 2008, the Company entered into a $1 million private placement with foreign investors under a Regulation S Stock Purchase agreement, which the Company had received $619,000 cash proceeds for the issuance of 5,145,837, restricted shares as of September 30, 2008. In February 2008, the Company entered into a one month unsecured loan with an unrelated party for an amount of $50,000.  The loan was fully paid in February 2008 and in conjunction with the loan, the Company issued 100,000 restricted common shares valued at $16,000 for a service fee related to the loan.  In September 2008, the Company entered into a $256,000 private placement with accredited investors, which the Company had received $256,000 cash proceeds for the issuance of 8,533,333, restricted shares.  $100,000 of the $256,000 cash proceeds was received by two executive officers of the Company and 3,333,333 restricted shares were issued to them as part of the private placement in September 2008. The offer and sale of the securities above were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in (i) Section 4(2) and Section 4(6) of the Securities Act and/or Rule 506 of Regulation D promulgated thereunder; or (ii) Rule 501 under Regulation S

During the year ended December 31, 2008, the Company issued 953,161 shares of common stock for $60,300 of interest due on the 2007 Convertible Promissory Notes.

During the year ended December 31, 2008, the Company issued 329,535 shares of common stock for options exercised in the amount of $42,800 cash proceeds.

In December 2008, the Company entered into an agreement for professional services and issued 3,393,200 restricted shares of common stock valued at $33,900.

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

In May 2008, the Board of Directors approved changing the exercise price of compensation options granted in 2007 to purchase up to 3,355,000 shares of our common stock from a weighted average exercise price of $0.70 per share to a weighted average price of $0.27 per share; included in this re-price event were 875,000 options owned by an executive officer.  The option to purchase up to 875,000 shares of the Company was originally granted on October 4, 2007, at an exercise price of $0.70 per share. The same option now has an amended exercise price of $0.27 per share. All other terms of the option remains the same. The Company recognized $1,600 as an option modification expense resulting from this re-price during the year ended December 31, 2008.

In November 2008, the Board of Directors approved changing the exercise price of compensation options granted in May 2008 to purchase up to 8,025,000 shares of our common stock from a weighted average exercise price of $0.187 per share to a weighted average price of $0.04 per share. All other terms of the option remains the same.  The Company recognized $300 as an option modification expense resulting from this re-price during the year ended December 31, 2008.

In accordance with the provisions of SFAS 123R, and for nonemployees, the measurement criteria of EITF 96-18, the Company recognized stock-based compensation expense of $620,900 and $435,100 for the year ended December 31, 2008, and 2007, respectively. The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model. Until the quarterly period ended March 31, 2008, the expected volatility is based on industry comparables as the Company recently became a publicly held company and trading volumes have been low.  The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected term of options granted is based on the remaining expected life of the option. The following weighted average assumptions were used for the options granted during the years ended December 31, 2008 and 2007:

	Years Ended December 31,
	2008	2007
Expected volatility	336%	45.0%
Risk-free rate	2.9%	3.5%
Expected term	4.5 years	4.5 years

A summary of stock option activity for the year ended December 31, 2008, is as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding as of December 31, 2007	18,098,922	$.21
Granted	12,265,000	$.06
Exercised	(329,535)	$.10
Cancelled	(2,635,355)	$.26
Outstanding as of December 31, 2008	27,399,032	$.09	3.6	$--

A summary of the status of the nonvested options for the year ended December 31, 2008 is presented below:

	Number of Shares	Weighted- Average Grant Date Fair Value
Nonvested as of December 31, 2007	7,270,870	$.38
Granted	12,265,000	$.06
Vested	(7,019,592)	$.11
Cancelled	(2,333,839)	$.20
Nonvested as of December 31, 2008	10,182,439	$.09

Information regarding the weighted-average remaining contractual life and weighted-average exercise price of options outstanding and options exercisable at December 31, 2008, for selected price ranges is as follows:

	Options Outstanding Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price per Share	Number Exercisable	Weighted Average Exercise Price per Share
$ .04 - .18	23,829,032	3.6	$ .06	15,805,343	$ .07
$ .18 - .27	3,570,000	3.7	$ .27	1,411,250	$ .27
	27,399,032			17,216,593

Warrants

In conjunction with the $767,000 raised pursuant to the 2007 Convertible Notes, the Company issued warrants to purchase an aggregate of 1,917,500 shares of common stock of the Company at an exercise price of $0.50 per share that expire five years from the date of issuance (See Note 7).

In November 2007, pursuant to an investor relations fee agreement, the Company agreed to grant warrants to purchase up to 3,000,000 common shares of the Company.  As of December 31, 2007, the Company had issued warrants to purchase an aggregate of 1,000,000 shares of common stock of the Company at an exercise price of $1.20 per share that expire in May 2008.  In January 2008, these warrants were cancelled and the Company granted new warrants to purchase up to an aggregate of 4,600,000 shares of common stock of the Company at an exercise price of $0.65 per share that expire in May 2008.  In accordance with FAS 123R, the Company recognized an expense of $223,000 for the incremental fair value of the revised award on the modification date.  In May 2008, these warrants were cancelled and the Company granted new warrants to purchase up to an aggregate of 6,600,000 shares of common stock of the Company at an exercise price of $0.45 per share that expired unexercised in July 2008.  In accordance with FAS 123R, the Company recognized an expense of $268,000 for the incremental fair value of the revised award on the modification date.

In April 2008, pursuant to a marketing partnership agreement, the Company agreed to issue a warrant to purchase up to an aggregate of 2,025,000 shares of common stock at an exercise price of $0.32 per share.  These warrants vest based upon certain sales targets achieved and expire April 2013.  As of December 31, 2008, no warrant shares are vested and the Company recognized $5,300 of non-cash expense during the year ended December 31, 2008 related to this warrant.

In April 2008, a warrant to purchase 350,000 common shares issued in October 2007 pursuant to a financial advisory agreement were cancelled pursuant to a new financial advisory agreement entered into by the Company which obligated the Company to issue 10% of any related proceeds raised by the financial advisor and 10% of any other consideration received by the investor.  Pursuant to this new agreement, during the year ended December 31, 2008, the Company issued warrants to purchase up to 320,001 shares of common stock at an exercise price of $.25 per share, 29,091 shares of common stock at an exercise price of $0.30 per share, 75,000 shares of common stock at an exercise price of $0.15 per share, and, 221,341 shares of common stock at an exercise price of $.123 per share.  As of December 31, 2008, 920,000 warrant shares are vested and the Company recognized $192,000 of non-cash expense during the year ended December 31, 2008 related to these warrants.

In May 2008, in conjunction with the issuance of The 2008 Convertible Notes (See Note 7) the Company issued warrants to purchase shares of up to 357,143 shares of common stock at an exercise price of $0.14 per share that expire five years from the date of issuance.

In May 2008, in conjunction with the issuance of The AOI Fund Convertible Promissory Notes (See Note 7) the Company issued “Series A Warrants" to purchase 96,969 shares of common stock at an exercise price of $0.25 per share that expire five years from the date of issuance and “Series B Warrants” to purchase 96,969 shares of common stock at an exercise price of $0.30 per share that expire five years from the date of issuance.  The Series A Warrants also have a put option in the amount of $60,000.  The Series B Warrants have no put option.

In May 2008 and June 2008, the Company entered into subordination agreements with the holders of the 2007 Convertible Notes.  As a result, the Company issued to the holders warrants to purchase up to an aggregate 500,000 shares of the Company’s common stock at an exercise price of $.18 per share in exchange for the holders to subordinate their convertible promissory notes. An executive officer of the Company is one of the holders of the 2007 Convertible Notes, as a result, a warrant to purchase up to 29,335 shares of the 500,000 warrants shares were issued to the officer.   As of December 31, 2008, 250,000 warrant shares are vested and the Company recognized $90,000 of non-cash expense during the year ended December 31, 2008 related to these warrants.

In June 2008, in conjunction with the second issuance of The AOI Fund Convertible Notes (See Note 7) the Company issued “Series A Warrants" to purchase 96,969 shares of common stock at an exercise price of $0.25 per share that expire five years from the date of issuance and “Series B Warrants” to purchase 96,969 shares of common stock at an exercise price of $0.30 per share that expire five years from the date of issuance.  The Series A Warrants also have a put option in the amount of $60,000.  The Series B Warrants have no put option.

In July 2008, in conjunction with the second issuance of The AOI Fund Convertible Notes (See Note 7) the Company issued “Series A Warrants" to purchase 96,969 shares of common stock at an exercise price of $0.25 per share that expire five years from the date of issuance and “Series B Warrants” to purchase 96,969 shares of common stock at an exercise price of $0.30 per share that expire five years from the date of issuance.  The Series A Warrants also have a put option in the amount of $60,000.  The Series B Warrants have no put option.

In September 2008, in conjunction with the second issuance of The AOI Fund Convertible Notes (See Note 7) the Company issued “Series C Warrants" to purchase 750,000 shares of common stock at an exercise price of $.123 per share that expire five years from the date of issuance and “Series D Warrants” to purchase 750,000 shares of common stock at an exercise price of $0.15 per share that expire five years from the date of issuance.  The Series D Warrants also have a put option in the amount of $45,000.  The Series C Warrants have no put option.

In September 2008, the Company entered into waiver agreements with the holders of the 2007 Convertible Notes.  As a result, the Company issued to the holders warrants to purchase up to an aggregate 500,000 shares of the Company’s common stock at an exercise price of $.07 per share in exchange for the holders to enter into the waiver agreements.  An executive officer of the Company is one of the holders of the 2007 Convertible Notes, as a result, a warrant to purchase up to 29,335 shares of the 500,000 warrants shares were issued to the officer. As of December 31, 2008, 250,000 warrant shares are vested and the Company recognized $29,900 of non-cash expense during the year ended December 31, 2008 related to these warrants.

A summary of warrant activity for the year ended December 31, 2008 is as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding as of December 31, 2007	3,267,500	$.74	3.5	$-
Granted	19,109,396.41
Cancelled	(13,050,000)	.59
Outstanding as of December 31, 2008	9,326,896	$.22	2.9	$-

A summary of the status of the non-vested warrants for the year ended December 31, 2008 is presented below:

	Number of Shares	Weighted- Average Grant Date Fair Value
Non-vested as of December 31, 2007	958,750	$.37
Granted	19,109,396	$.27
Vested	(4,284,396)	$.14
Cancelled	(11,700,000)	$.29
Non-vested as of December 31, 2008	4,083,750	$.29

9.           RELATED PARTY TRANSACTIONS

As of December 31, 2008 the Company owed an executive officer $36,600 (see further discussion in Note 6).

In July 2008, pursuant to a consulting agreement, the Company granted an option to purchase 50,000 shares of common stock of the Company to a consultant who is also a sibling of an executive officer of the Company.

In May 2008 and June 2008, the Company entered into subordination agreements with the holders of the 2007 Convertible Notes and an executive officer was a party to those agreements.  Also, in September 2008, the Company entered into waiver agreements with the holders of the 2007 Convertible Notes and an executive officer was also party to those agreements (see further discussion in Note 8).

On May 13, 2008, the Board of Directors approved the re-pricing of compensation options granted in 2007 to purchase up to 3,355,000 shares (for all employees/consultants) of our common stock from a weighted average exercise price of $0.70 per share to a weighted average price of $0.27 per share; included in this re-price event were 875,000 options owned by an executive officer.  The option to purchase up to 875,000 shares of the Company was originally granted on October 4, 2007,  at an exercise price of $0.70 per share. The same option now has an amended exercise price of $0.27 per share. All other terms of the option remains the same. The company incurred an incremental excess non-cash compensation expense related to this re-pricing in the amount of $1,500 for the year ended December 31, 2008.

In September 2008, $100,000 of the aggregate $256,000 cash proceeds received by the Company from a private placement was provided by two executive officers of the Company and 3,333,333 restricted shares were issued to them as part of the private placement (see further discussion in Note 8).

10.           COMMITMENTS

In February 2007, the Company entered into a two year lease for its principal offices. Monthly rent is $8,400 under this lease. Rent expense during the years ended December 31, 2008 and 2007 was $100,800 and $86,400, respectively.

Pursuant to the office lease agreement, as of December 31, 2008 total remaining rental payments of $16,800 are due through February 2009, the end of the lease agreement.

During February 2009, the Company entered into a new two year lease for its new principal offices which the monthly rent is $3,500.  Total payments of $35,000, $42,000, and $7,000 are due through the December 31, 2009, 2010 and 2011, respectively.

11.           INCOME TAXES

Due to operating losses, there is no federal tax provision and $1,600 California minimum franchise state provision for income taxes is due annually.

Deferred income tax benefits result from the recognition of temporary differences between financial statements and income tax reporting of income and expenses and the recognition of net operating losses in the approximate amount of $2.8 million and $800,000 and stock option expense of approximately $1.1 million and $200,000, as of December 31, 2008 and 2007, respectively. These deferred tax benefits have been fully offset by a valuation allowance, as management could not determine that it was “more likely than not” that the deferred tax assets would be realized. The gross deferred tax asset and related valuation allowance was approximately $2.6 million and $1 million at December 31, 2008 and 2007.

As of December 31, 2008, federal and state net operating loss carry-forwards amount to approximately $6.6 million and begin to expire in the year 2027 and 2017, respectively.

Pursuant to Section 382 of the Internal Revenue Code, use of the Company’s net operating loss and credit carry-forwards may be limited if the Company experiences a cumulative change in ownership of greater than 50% in a moving three-year period. Ownership changes could impact the Company’s ability to utilize net operating losses and credit carry-forwards remaining at the ownership change date.

12.           RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosure about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurement, the FASB having previously concluded in those accounting pronouncement that fair value is the relevant measurement attribute. This statement does not require any new fair value measurements. This statement was effective on January 1, 2008, with respect to financial assets and liabilities and its adoption did not have a material effect on our financial statements.  With respect to non-financial assets and liabilities, this statement is effective for financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years.The Company is currently reviewing the effect, if any, that these provisions will have on its consolidated financial statements.

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

In December 2007, FASB issued SFAS No. 141R, "Business Combinations" (SFAS 141R), which retains the underlying concepts of SFAS 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting but SFAS 141R changed the method of applying the acquisition method in a number of significant aspects. Acquisition costs will generally be expensed as incurred; noncontrolling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. The provisions of SFAS 141R are effective for fiscal years beginning after December 15, 2008 and its adoption will not materially impact our financial statements.

On January 1, 2007, the Company adopted FASB Interpretation ("FIN") No. 48, "Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109"  ("FIN No. 48"). FIN No. 48 clarifies the accounting for uncertainty in income taxes by prescribing rules for recognition, measurement and classification in financial statements of tax positions taken or expected to be taken in a tax return. FIN No. 48 prescribes a two-step process for the financial statement measurement and recognition of a tax position. The first step involves the determination of whether it is more likely than not (greater than 50 percent likelihood) that a tax position will be sustained upon examination, based on the technical merits of the position. The second step requires that any tax position that meets the more-likely-than-not recognition threshold be measured and recognized in the financial statements at the largest amount of benefit that is greater than 50 percent likelihood of being realized upon ultimate settlement. FIN No. 48 also provides guidance on the accounting for related interest and penalties, financial statement classification and disclosure. The Company has determined that there is no material impact on the consolidated financial position, results of operations or cash flows from the adoption of FIN No. 48.