Form 10-Q
period 2009-03-31
DigitalPost Interactive, Inc.
filed 2009-05-15
CIK 1321099

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

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

As of May 15, 2009, there were 74,139,906, shares of the Registrant’s common stock issued and outstanding.

Item 1. Financial Statements

DIGITALPOST INTERACTIVE, INC.
CONDENSED CONSOLIDATED
BALANCE SHEETS

	March 31,	December 31,
	2009	2008
Assets	(Unaudited)
Current assets
Cash and cash equivalents	$5,600	$67,700
Accounts receivable and other current assets	48,500	22,200
Total current assets	54,100	89,900
Property and equipment, net	41,800	46,900
Web site development costs, net	182,800	195,200
Deferred financing costs	71,500	89,200
Other assets	1,500	8,300
Total assets	$351,700	$429,500

Liabilities and Stockholders' Deficit
Current liabilities
Accounts payable	$165,000	$104,100
Accrued expenses	178,000	94,600
Deferred revenue	80,400	91,600
Due to stockholder	36,600	36,600
Convertible promissory notes, net – current (Note 6)	1,216,700	1,092,000
Total current liabilities	1,676,700	1,418,900

Convertible promissory notes, net (Note 6)	483,700	328,600
Total liabilities	2,160,400	1,747,500

Commitments and contingencies (Note 8)

Stockholders’ deficit (Note 7)

Preferred Stock, $.001 par value; 20,000,000
shares authorized; no shares
issued and outstanding	-	-
Common Stock, $.001 par value; 480,000,000
shares authorized; 74,139,906 and 72,005,906
shares issued and outstanding	74,100	72,000
Additional paid in capital	5,781,000	6,121,400
Accumulated deficit (Notes 1 and 6)	(7,663,800)	(7,511,400)
Stockholders’ deficit	(1,808,700)	(1,318,000)
Total liabilities and stockholders’ deficit	$351,700	$429,500

The accompanying notes to condensed unaudited consolidated financial statements are an integral part of this balance sheet.

DIGITALPOST INTERACTIVE, INC.
CONDENSED CONSOLIDATED
STATEMENTS OF OPERATIONS (UNAUDITED)

	Three	Three
	Months Ended	Months Ended
	March 31, 2009	March 31, 2008
Revenues:
Subscription	$206,700	$51,300
Professional services	104,300	-
Total Revenue	311,000	51,300

Cost of Revenues:
Subscription	94,500	11,000
Professional services	47,000	-
Total Cost of Revenue	141,500	11,000

Gross Profit	169,500	40,300

Operating expenses:
Research and development	54,400	58,700
Sales and marketing	15,900	153,500
General and administrative	389,500	699,200

Total operating expenses	459,800	911,400

Loss from operations	(290,300)	(871,100)

Interest expense	(218,200)	(110,100)

Net loss	$(508,500)	$(981,200)

Weighted average outstanding shares	73,112,126	54,877,734
Basic and Diluted Loss Per Share	$(.007)	$(.018)

 The accompanying notes to condensed unaudited consolidated financial statements are an integral part of these statements.

DIGITALPOST INTERACTIVE, INC.
CONDENSED CONSOLIDATED
STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three	Three
	Months Ended	Months Ended
	March 31, 2009	March 31, 2008
Cash flows from operating activities
Net loss	$(508,500)	$(981,200)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation and amortization	35,200	19,000
Non-cash stock-based compensation	142,500	384,200
Amortization of debt discount	155,000	78,000

Changes in operating assets and liabilities:
Accounts receivable and other assets	(26,300)	(35,900)
Other assets	6,800	-
Accounts payable	61,000	9,200
Accrued expenses	83,400	45,300
Deferred revenue	(11,200)	69,100
Net cash used by operating activities	(62,100)	(412,300)
Cash flows from investing activities
Acquisition of property and equipment	-	(1,800)
Acquisition and development of software	-	(35,500)
Net cash used by investing activities	-	(37,300)
Cash flows from financing activities
Proceeds from the issuance of common stock	-	490,200
Proceeds from short term loan	-	50,000
Payments made on short term loan	-	(50,000)
Proceeds received from shareholder loans	-	30,000
Payments made on shareholder loans	-	(37,000)
Net cash provided by financing activities	-	483,200
Net (decrease) increase in cash and cash equivalents	(62,100)	33,600
Cash and cash equivalents, beginning of period	67,700	88,400
Cash and cash equivalents, end of period	$5,600	$122,000

Supplemental disclosures:
Cash paid for income taxes	$1,600	$1,600
Cash paid for interest	$18,400	$-
Supplemental disclosures of non cash activities:
Common stock issued for interest	$15,340	$-

The accompanying notes to condensed unaudited consolidated financial statements are an integral part of these statements.

DIGITALPOST INTERACTIVE, INC.
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.           BASIS OF PRESENTATION, ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Merger

Prior to January 30, 2007, the Company was known as HomAssist Corporation, a Nevada corporation (“HomAssist”).  On January 30, 2007, the Company acquired The Family Post, Inc, a privately held California corporation (“TFP”). Immediately following the acquisition of TFP, the Company changed its name to DigitalPost Interactive, Inc. (“DPI”, “we” or the “Company”) and began operating TFP’s business of internet content sharing as its operating subsidiary.

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

In the opinion of management, all adjustments, including normal recurring adjustments, considered necessary for a fair presentation have been included. The accompanying condensed unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company included in the Company’s 2008 Form 10-K as filed with the U.S. Securities and Exchange Commission (“SEC”) on March 31, 2009. Operating results for the three-month period ended March 31, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2009.

Basis of Consolidation

The accompanying consolidated financial statements include the accounts of DPI and TFP (as defined below in Note 2) its wholly-owned subsidiary.

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

As of March 31, 2009, and December 31, 2008 the Company capitalized $182,800 and $195,200, respectively, net of accumulated amortization, related to its web site and software development.

Research and Development Costs

The Company expenses research and development costs as incurred.

Revenue Recognition

The Company’s subscription revenues are generated from monthly subscriptions for web site hosting services. The typical subscription agreement includes the usage of a personalized web site and hosting services. The individual deliverables are not independent of each other and are not sold or priced on a standalone basis. Costs to complete the web site and prepare it for the use of an end customer are minimal, and are expensed to cost of revenues as incurred. Upon the completion of a customer’s signup and initial hosting of the web site, the subscription is offered free of charge for a two week trial period during which the customer can cancel at anytime. In accordance with SAB No. 104, after the two week trial period has ended, revenue is recognized when all of the following conditions are satisfied: (1) there is persuasive evidence of an arrangement; (2) the service has been provided to the customer; (3) the amount of fees to be paid by the customer is fixed or determinable; and (4) the collection of the Company’s fees is probable. These criteria are met monthly as the Company’s service is provided on a month-to-month basis, and collections are generally made in advance of the services. There is no provision for refunds as of March 31, 2009, as the Company’s historical refund experience has been minimal.

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

During the three months ended March 31, 2009, the Company also distributed its web site through a marketing partnership and shared a portion of revenue generated with the marketing partner. In accordance with Emerging Issue Task Force No. 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent, revenue is reported gross of the payment received from its marketing partner because the Company acts as the primary obligor and is responsible for the fulfillment of services.

The Company derived 52% and none of its total revenue from the marketing partner during the three months ended March 31, 2009 and 2008, respectively.

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

Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Due to the anti-dilutive nature of the Company’s stock options, warrants and conversion rights, there is no effect on the calculation of weighted average shares for diluted net loss per common share. As a result, the basic and diluted net losses attributable per common share amounts are identical. 46,972,306 and 32,217,194  shares of potentially dilutive securities have been excluded for three month periods ended March 31, 2009 and 2008, respectively, because their effect was anti-dilutive.

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

The Company adopted SFAS No. 123R on January 1, 2006, using the modified-prospective transition method. Under the modified-prospective transition method, prior periods of the Company’s financial statements are not restated for comparison purposes. In addition, the measurement, recognition and attribution provisions of SFAS No. 123R apply to new grants and grants outstanding on the adoption date. Estimated compensation expense for outstanding grants at the adoption date will be recognized over the remaining vesting period using the compensation expense calculated for the pro forma disclosure purposes under SFAS No. 123, Accounting for Stock-Based Compensation. The Company’s 2009 calculations were made using the Black-Scholes option-pricing model with the following weighted average assumptions: expected life of 4.5 years; 192% stock price volatility; risk-free interest rate of 2.8%; forfeitures rate of 8% and no dividends during the expected term. During the three month periods ended March 31, 2009 and 2008, the Company recognized stock option expense of $87,900 and $368,200, respectively.

Fair Value Measurements

The Company has adopted SFAS No. 157, which addresses how companies should measure fair value when they are required to use a fair value measure for recognition of disclosure purposes under generally accepted accounting principles. SAFS 157 requires that assets and liabilities carried at fair value be classified and disclosed in one of the following three catagories:  Level 1: quoted market prices in active markets for identical assets and liabilities; Level 2: observable market based inputs or unobservable inputs that are corroborated by market data; Level 3:  unobservable inputs that are not corroborated by market data.  The Company did not elect the fair value measurement option for eligible items provided by SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of FASB Statement No. 115.  The fair value of the 2007 Convertible Promissory Notes and 2008 Convertible Promissory Notes (See Note 6) have not been estimated since the cost of doing so would be excessively prohibitive and not practicable.

Concentration of Risk

As of March 31, 2009, the Company maintained its cash account at one commercial bank. The cash balance at March 31, 2009, does not exceeded the FDIC coverage limit.

Advertising

Advertising and promotion costs are charged to operations when incurred. For the three months ended March 31, 2009 and 2008, advertising and promotion costs amounted to $9,700 and $68,300, respectively.

Impairment of Long-Lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives when events or circumstances lead management to believe that the carrying value of an asset may not be recoverable. For the three months ended March 31, 2009 and 2008, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

Deferred Finance Costs

The Company defers as other assets the direct incremental costs of raising capital until such time as the offering is completed. At the time of the completion of the offering, the costs are charged against the capital raised. Should the offering be terminated, deferred offering costs are charged to operations during the period in which the offering is terminated.

Estimates

The consolidated financial statements are prepared on the basis of accounting principles generally accepted in the United States of America. The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of March 31, 2009 and December 31, 2008, and expenses for the three months ended March 31, 2009 and 2008. Actual results could differ from those estimates made by management.

Reclassification

Certain balances in the 2008 presentation periods have been reclassified to reflect the classification used in the 2009 balances.

Income Taxes

The process of preparing the financial statements requires management estimates of income taxes in each of the jurisdictions that the Company operates. This process involves estimating current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in the balance sheet. Under the provisions of SFAS No. 109, "Accounting for Income Taxes", the Company utilizes an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. Management must assess the likelihood that the deferred tax assets or liabilities will be realized for future periods, and to the extent management believes that realization is not likely, must establish a valuation allowance. To the extent a valuation allowance is created or adjusted in a period, the Company must include an expense or benefit, within the tax provision in the statements of operations. Significant management judgment is required in determining the provision for income taxes, deferred tax asset and liabilities and any valuation allowance recorded against net deferred tax assets. It is possible that different tax models, and the selection of different input variables, could produce a materially different estimate of the provision, asset, liability and valuation allowance. The Company determined that it was unlikely to realize any future benefit from the deferred tax asset in 2009 and 2008 and therefore booked a 100% valuation allowance both years resulting in the elimination of the deferred tax asset from the Company's balance sheet as of March 31, 2009 and December 31, 2008.

Change in Accounting Principle

In June 2008, the FASB ratified EITF Issue No. 07-05, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock”, or EITF 07-05. Equity-linked instruments (or embedded features) that otherwise meet the definition of a derivative as outlined in SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, or SFAS 133, are not accounted for as derivatives if certain criteria are met, one of which is that the instrument (or embedded feature) must be indexed to the entity’s own stock. EITF 07-05 provides guidance on how to determine if equity-linked instruments (or embedded features) such as warrants to purchase our stock and convertible notes are considered indexed to our stock. The Company adopted EITF 07-05, beginning January 1, 2009, and applied its provisions to outstanding instruments as of that date. The cumulative effect at January 1, 2009 was a reduction to additional paid in capital of $480,800 to reclassify the beneficial conversion feature embedded in the 2007 Convertible Notes (see Note 6 for further discussion) from equity to a liability, a net decrease in accumulated deficit of $356,100 to reflect the recording of the initial value and the change in the value of the conversion feature between its issuance date and January 1, 2009, and the recognition of a conversion feature liability of $124,700. Under EITF 07-05 and SFAS 133, the conversion feature will be carried at fair value and adjusted quarterly.

2.           GOING CONCERN AND MANAGEMENT’S PLANS

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate the continuation of the Company as a going concern. The Company has not established sufficient sources of revenue to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of March 31, 2009, the cash resources of the Company are insufficient to meet its current working capital needs and on going business plan. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern. During the three months ended March 31, 2009, the Company did not raise additional working capital from private debt or equity financings.  However, since inception through December 31, 2008, the Company has raised an aggregate amount of approximately $4.8 million in private debt and equity financing. The offer and sale of the securities above were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in (i) Section 4(2) and Section 4(6) of the Securities Act and/or Rule 506 of Regulation D promulgated thereunder or (ii) Rule 501 of Regulation S.

Since at March 31, 2009, the cash resources of the Company are insufficient to meet its current working capital needs and on going business plan, the Company is seeking to raise additional funds either through additional debt or equity financings during the remainder of 2009.  Also, the Company expects to improve its cash flow from operating activities through continued cost reductions and its continued implementation of a strategic marketing partnership with Kiddie Kandids.

3.           PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	March 31, 2009	December 31, 2008

Computer equipment and software	$53,100	$53,100
Furniture and fixtures	37,500	37,500
Less -accumulated depreciation and amortization	(48,800)	(43,700)
	$41,800	$46,900

4.           WEB SITE DEVELOPMENT COSTS

Web site development costs consisted of the following:
	March 31, 2009	December 31, 2008

Website development costs	$323,800	$323,800
Less -accumulated amortization	(141,000)	(128,600)
	$182,800	$195,200

5.           DUE TO STOCKHOLDER

As of March 31, 2009 and December 31, 2008, $36,600 was due to an officer of the Company, who is also a principal stockholder. The amount due to the officer does not bear interest, is not collateralized and has no formal repayment terms.  During the three months ended March 31, 2009 and 2008, no amounts and $7,000 of the net amount owed was paid to the officer, respectively.

6.           CONVERTIBLE PROMISSORY NOTES

The 2007 Convertible Promissory Notes

During October 2007, the Company commenced a private offering of its securities for the purpose of raising capital whereby it entered into Convertible Notes with nine accredited investors, one of which is the chief financial officer of the Company. Pursuant to the terms of the offering, the investors purchased an aggregate of $767,000 of 8% senior secured convertible notes and were issued warrants to purchase shares of the Company’s common stock (the “2007 Convertible Notes”). The secured convertible notes in the event of default become secured by the Company’s assets and are due two years from the date of each note, but are subordinate to the AOI Fund Convertible Promissory Notes discussed below.  Initially, each secured convertible note holder had the right, at any time, to convert their note into shares of the Company’s common stock at a conversion ratio of one share of common stock for each $0.40 of principal amount of their note for a maximum potential aggregate of 1,917,500 shares of common stock; in addition, the investors were issued warrants to purchase an aggregate of 1,917,500 shares of common stock at an exercise price of $0.50 per share that expire five years from the date of issuance.  Half of these warrants are exercisable immediately and the remaining half are exercisable upon the conversion of the related notes payable. Initially, for a period of twelve months after the effective date, if the Company sells common stock at a price per share below the conversion price of $0.40 per share, the conversion price will adjust accordingly downward to the new lower sales price per share.  Since then, the Company has sold securities at a lower price of $0.123 per share, as a result the Company is obligated to lower the conversion price from $0.40 per share to the same $0.123 per share price which gives each investor the right, at any time, to convert their note into shares of the Company’s common stock at a conversion ratio of one share of common stock for each $0.123 of principal amount of their note for a maximum potential aggregate of 6,235,772 shares of common stock.  In connection with this financing, a form of the convertible notes agreement was filed with the Securities and Exchange Commission on Form 8-K, dated October 4, 2007. The offer and sale of the securities underlying the convertible notes were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Sections 4(2) and Section 4(6) of the Securities Act of 1933 and/or Rule 506 of Regulation D adopted thereunder.

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

Initially, the Company determined that the embedded conversion option in the 2007 Convertible Notes qualifies for equity classification under EITF 00-19, qualifies for the scope exception of paragraph 11(a) of SFAS 133, and is not bifurcated from the host contract. The Company also determined that the warrants issued to the note holders qualify for equity classification under the provisions of SFAS 133 and EITF 00-19. In accordance with the provisions of Accounting Principles Board Opinion No. 14, the Company allocated the net proceeds received in this transaction to each of the convertible notes and common stock purchase warrants based on their relative estimated fair values. As a result, the Company allocated $480,800 to the convertible notes and $143,200 to the vested portion of the common stock purchase warrants, which was recorded in additional paid-in-capital. In accordance with the consensus of EITF issues 98-5 and 00-27, management determined that the convertible notes contained a beneficial conversion feature based on the effective conversion price after allocating proceeds of the convertible notes to the vested portion of the common stock purchase warrants. The amounts recorded for the common stock purchase warrants are amortized as interest expense over the term of the convertible notes.  If there are conversions of the convertible notes, then the Company will recognize the relative fair value of the warrants that vest upon such conversion in the amount of $143,200.

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

Upon issuance in 2007, the beneficial conversion feature qualified, under EITF 00-19, for classification as equity and $480,800 was recorded as additional paid in capital and discount on debt to be amortized over the term of 2007 Convertible Notes. Since the intrinsic value of the conversion feature was greater than the proceeds allocated to the convertible notes and as a result under EITF 98-5 that the amount of the discount assigned to the conversion feature is limited to the amount of the proceeds allocated to the convertible notes.  On January 1, 2009, the conversion feature, under EITF 07-05, was reclassified from equity to liabilities and marked to market. The value of the conversion feature decreased by $883,100 from the date of issuance to January 1, 2009.  The cumulative effect at January 1, 2009 was a reduction to additional paid in capital of $480,800 to reclassify the conversion feature embedded in the 2007 Convertible Notes from equity to a liability, a net decrease in accumulated deficit of $356,100 to reflect the recording of the initial value and the change in the value of the conversion feature between its issuance date and January 1, 2009, and the recognition of a conversion feature liability of $124,700. Under EITF 07-05 and SFAS 133, the conversion feature will be carried at fair value and adjusted quarterly.  For the three months ended March 31, 2009, there was no change in valuation expense to mark the conversion feature to its market value of $124,700. The lack of change in the valuation of the conversion feature was primarily driven by almost no change in the Company’s stock price including little change in the related volatility during the quarter ended March 31, 2009. If the stock price and volatility had changed from the quarter ended December 31, 2008, the Company may have recorded an adjustment to the valuation of its conversion feature. Also see Changes in Accounting Principles above.

Interest charges associated with the convertible notes, including amortization of the discounts associated with the conversion feature and the vested warrants, totaled $93,300 and $93,000 for the three months ended March 31, 2009, and 2008, respectively.

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

Interest charges associated with the convertible notes, including amortization of the discounts associated with the beneficial conversion feature and the vested warrants, totaled $3,000 and none for the three months ended March 31, 2009, and 2008, respectively.

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

The Company determined that the embedded conversion option in the AOI Convertible Notes qualifies for equity classification under EITF 00-19, qualifies for the scope exception of paragraph 11(a) of SFAS 133, and is not bifurcated from the host contract. The Company also determined that the warrants issued to the note holders qualify for equity classification under the provisions of SFAS 133 and EITF 00-19. In accordance with the provisions of Accounting Principles Board Opinion No. 14, the Company allocated the net proceeds received in this transaction to each of the convertible notes and common stock purchase warrants based on their relative estimated fair values. As a result, the Company allocated $182,600 to the convertible notes and $17,400 to the common stock purchase warrants, which was recorded in additional paid-in-capital. In accordance with the consensus of EITF issues 98-5 and 00-27, management determined that the convertible notes did not contain a beneficial conversion feature based on the effective conversion price after allocating proceeds of the convertible notes to the common stock purchase warrants. The amounts recorded for the common stock purchase warrants are amortized as interest expense over the term of the convertible notes.  Interest charges associated with the convertible notes, including amortization of the discounts associated with the original issue discount, put option and the vested warrants, totaled $15,000 and none for the three months ended March 31, 2009, and 2008, respectively.

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

The Company determined that the embedded conversion option in the AOI Convertible Notes qualifies for equity classification under EITF 00-19, qualifies for the scope exception of paragraph 11(a) of SFAS 133, and is not bifurcated from the host contract. The Company also determined that the warrants issued to the note holders qualify for equity classification under the provisions of SFAS 133 and EITF 00-19. In accordance with the provisions of Accounting Principles Board Opinion No. 14, the Company allocated the net proceeds received in this transaction to each of the convertible notes and common stock purchase warrants based on their relative estimated fair values. As a result, the Company allocated $185,500 to the convertible notes and $14,500 to the common stock purchase warrants, which was recorded in additional paid-in-capital. In accordance with the consensus of EITF issues 98-5 and 00-27, management determined that the convertible notes did not contain a beneficial conversion feature based on the effective conversion price after allocating proceeds of the convertible notes to the common stock purchase warrants. The amounts recorded for the common stock purchase warrants and beneficial conversion feature are amortized as interest expense over the term of the convertible notes.   Interest charges associated with the convertible notes, including amortization of the discounts associated with the original issue discount, put option and the vested warrants, totaled $14,600 and none for the three months ended March 31, 2009, and 2008, respectively.

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

The Company determined that the embedded conversion option in the AOI Convertible Notes qualifies for equity classification under EITF 00-19, qualifies for the scope exception of paragraph 11(a) of SFAS 133, and is not bifurcated from the host contract. The Company also determined that the warrants issued to the note holders qualify for equity classification under the provisions of SFAS 133 and EITF 00-19. In accordance with the provisions of Accounting Principles Board Opinion No. 14, the Company allocated the net proceeds received in this transaction to each of the convertible notes and common stock purchase warrants based on their relative estimated fair values. As a result, the Company allocated $185,500 to the convertible notes and $14,500 to the common stock purchase warrants, which was recorded in additional paid-in-capital. In accordance with the consensus of EITF issues 98-5 and 00-27, management determined that the convertible notes did not contain a beneficial conversion feature based on the effective conversion price after allocating proceeds of the convertible notes to the common stock purchase warrants. The amounts recorded for the common stock purchase warrants are amortized as interest expense over the term of the convertible notes.   Interest charges associated with the convertible notes, including amortization of the discounts associated with the original issue discount, put option and the vested warrants, totaled $14,100 and none for the three months ended March 31, 2009, and 2008, respectively.

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

The Company determined that the embedded conversion option in the AOI Convertible Notes qualifies for equity classification under EITF 00-19, qualifies for the scope exception of paragraph 11(a) of SFAS 133, and is not bifurcated from the host contract. The Company also determined that the warrants issued to the note holders qualify for equity classification under the provisions of SFAS 133 and EITF 00-19. In accordance with the provisions of Accounting Principles Board Opinion No. 14, the Company allocated the net proceeds received in this transaction to each of the convertible notes and common stock purchase warrants based on their relative estimated fair values. As a result, the Company allocated $105,000 to the convertible notes and $45,000 to the common stock purchase warrants, which was recorded in additional paid-in-capital. In accordance with the consensus of EITF issues 98-5 and 00-27, management determined that the convertible notes did not contain a beneficial conversion feature based on the effective conversion price after allocating proceeds of the convertible notes to the common stock purchase warrants. The amounts recorded for the common stock purchase warrants are amortized as interest expense over the term of the convertible notes.  Interest charges associated with the convertible notes, including amortization of the discounts associated with the original issue discount, put option and the vested warrants, totaled $31,900 and none for the three months ended March 31, 2009, and 2008, respectively.

	March 31, 2009	December 31, 2008

The 2007 Convertible Promissory Notes	$767,000	$767,000
The 2008 Convertible Promissory Notes	111,000	108,000
The AOI Fund Promissory Notes	907,300	907,300
The AOI Fund Promissory Notes Put Option	198,100	192,500
Conversion Feature Liability	124,600	-
Total borrowings	2,108,000	1,974,800
Debt discount	(407,600)	(554,200)
Total borrowings less debt discount	1,700,400	1,420,600
Less current portion	1,216,700	1,092,000
Noncurrent portion	$483,700	$328,600

7.           STOCKHOLDERS’ DEFICIT

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

Shares Issued

In February 2008, the Company issued 600,000 shares of common stock to non-executive employees as retention compensation.  As a result, the Company recorded $6,000 as non-cash stock compensation expense during the three months ended March 31, 2009.

In February 2008, the Company issued 1,534,000 shares of common stock for $15,340 of interest due on the 2007 Convertible Promissory Notes.

Options

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

In accordance with the provisions of SFAS 123R, and for nonemployees, the measurement criteria of EITF 96-18, the Company recognized stock-based compensation expense of $87,900 and $368,200 for the three months ended March 31, 2009, and 2008, respectively. The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model. Until the quarterly period ended March 31, 2008, the expected volatility is based on industry comparables as the Company recently became a publicly held company and trading volumes have been low.  The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected term of options granted is based on the remaining expected life of the option. The following weighted average assumptions were used for the options granted during the three months ended March 31, 2009 and 2008:

	Three Months Ended March 31,
	2009	2008
Expected volatility	192.0%	267.0%
Risk-free rate	2.8%	2.4%
Expected Term	4.5 years	4.5 years

A summary of stock option activity for the three months ended March 31, 2009, is as follows:
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding as of December 31, 2008	27,399,032	$.09
Granted	-	$-
Cancelled	(1,076,183)	$.11
Outstanding as of March 31, 2009	26,322,849	$.09	3.4	$-

A summary of the status of the nonvested options for the three months ended March 31, 2009 is presented below:
	Number of Shares	Weighted- Average Grant Date Fair Value
Nonvested as of December 31, 2008	10,182,439	$.09
Granted	-	$-
Vested	-	$-
Cancelled	(362,500)	$.20
Nonvested as of March 31, 2009	9,819,939	$.09

Information regarding the weighted-average remaining contractual life and weighted-average exercise price of options outstanding and options exercisable at March 31, 2009, for selected price ranges is as follows:

	Options Outstanding Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life(in Years)	Weighted Average Exercise Price per Share	Number Exercisable	Weighted Average Exercise Price per Share
$ .04 - .18	23,277,849	3.4	$ .05	15,354,160	$ .08
$ .18 - .27	3,045,000	3.5	$ .23	1,148,750	$ .33
	26,322,849			16,502,910

As disclosed in Note 1, the Company applies SFAS No. 123R in accounting for its stock-based awards.

Warrants

In conjunction with issuance of the Convertible Notes in October 2007, the 2008 Convertible Promissory Notes, the AOI Fund Convertible Promissory Notes (see Note 6 for further discussion of these issuances) and various consulting arrangements entered into since inception, as of March 31, 2009, the Company has issued warrants to purchase an aggregate of 9,326,896 shares of common stock of the Company at exercise prices ranging from of $0.05 to 0.50 per share that expire five years from the date of issuance.

A summary of warrant activity for the three months ended March 31, 2009, is as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding as of December 31, 2008	9,326,896	$.22	2.5	$-
Granted	-	-
Cancelled	-
Outstanding as of March 31, 2009	9,326,896	$.22	2.5	$-

A summary of the status of the non-vested warrants for the three months ended March 31, 2009 is presented below:

	Number of Shares	Weighted- Average Grant Date Fair Value
Non-vested as of December 31, 2008	4,038,750	$.29
Granted	-	$-
Vested	(200,000)	$.65
Cancelled	-	$-
Non-vested as of March 31, 2009	3,838,750	$.28

8.           COMMITMENTS

In February 2007, the Company entered into a two year lease for its principal offices. Monthly rent was $8,400 under this lease. Rent expense incurred under this lease during the three months ended March 31, 2009 and 2008 was $16,800 and $24,800, respectively.

During February 2009, the Company entered into a new two year lease for its new principal offices which the monthly rent is $3,500.  Rent expense incurred under this lease during the three months ended March 31, 2009 and 2008 was $3,500 and none, respectively. Total payments of $31,500, $42,000, and $7,000 are due through the December 31, 2009, 2010 and 2011, respectively.

9.           RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosure about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurement, the FASB having previously concluded in those accounting pronouncement that fair value is the relevant measurement attribute. This statement does not require any new fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years with respect to financial assets and liabilities and fiscal years beginning after November 15, 2008 for non-financial assets and liabilities.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 123(R).” This statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multi-employer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets for a not-for-profit organization. This statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. This statement is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. There was no impact from this new promouncement on the Company's consolidated financial statements.

In December 2007, FASB issued SFAS No. 141R, Business Combinations (SFAS 141R), which retains the underlying concepts of SFAS 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting but SFAS 141R changed the method of applying the acquisition method in a number of significant aspects. Acquisition costs will generally be expensed as incurred; noncontrolling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense.   The Company will apply SFAS 141R to acquisitions subsequent to January 1, 2009.

In December 2007, FASB issued SFAS No. 160, Accounting and Reporting of Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51 (SFAS 160), which requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. It also amends certain aspects of ARB No. 51’s consolidation procedures for consistency with the requirements of SFAS 141R. This statement also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest and did not impact the Company's financial statements upon adoption on January 1, 2009.

10.           SUBSEQUENT EVENTS

The Company filed on Form 8-K on April 28, 2009, its agreement with a leading internet company to further provide professional and consulting services to design, develop and deliver software for a total fee of $340,000 expected to be completed in the second and third quarters.

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

This section should be read in conjunction with our condensed unaudited consolidated financial statements and the related notes thereto as of March 31, 2009 and for the three months then ended, which are included elsewhere in this report, with the audited consolidated financial statements and related notes thereto as of December 31, 2008 and for the year then ended, included in our Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 31, 2009 and with other company filings made with the SEC.

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

We earn revenue primarily from subscriptions generated from monthly subscriptions for Website hosting services. The typical subscription agreement includes the usage of a personalized website and hosting services.  As of May 15, 2009, we have generated 24,858 subscribers, 15,513 recurring subscribers, 32,041 users, and have transferred more than 4,980 gigabytes of consumer digital media across our systems.  We also earn revenue from providing professional software development services in addition to our subscription based business model.  During the three months ended March 31, 2009 and 2008 our revenues were $311,000 and $51,300, respectively.  However, our revenues are not sufficient to cover our operating costs and expenses. We are in the early phases of revenue generating activities and we intend to continue marketing our product more aggressively upon the implementation of business arrangements we’ve recently entered into with marketing partners and the completion of additional debt or equity financing.

Current Conditions

Historically we have incurred significant losses and we continue to incur additional losses during the three months ended March 31, 2009.  Our net loss was $508,500 and $981,200 for the three months ended March 31, 2009 and 2008, respectively, which includes non-cash stock-based compensation expense of $ 142,500 and $384,200, respectively, and non-cash amortization of debt discount of $155,000 and $78,000, respectively.  Our cash used in operations was $62,100 and $412,300 for the three months ended March 31, 2009 and 2008, respectively.  As of March 31, 2009, we had an accumulated deficit of approximately $7,663,800. We expect operating losses and negative cash flow to continue to diminish for the foreseeable future, although we have no assurance such positive trend shall continue.  We expect that our losses may decrease as a result of generating new revenues driven from the implementation of our business arrangements we’ve entered into with our marketing partners, however, there is no assurance that the implementations will produce sufficient revenues to cover our costs and expenses.  Our ability to become profitable depends on our ability to generate new revenue and sustain substantially higher revenue while maintaining reasonable expense levels.  In particular, although we intend to increase significantly our spending on marketing and promotional activities, these efforts may not be effective in growing our brand, increasing our subscriber base or generating new revenues.  If we do not achieve profitability, we may not be able to continue our operations.

Historically, we have relied upon private debt and equity financings as our primary source of cash and we have relied on these financings to meet our working capital needs. During the three months ended March 31, 2009, we have been able to rely primarily upon cash generated from our subscription and professional services revenues.  We expect this positive trend to continue, but provide no assurance such trend shall continue and still remain in a negative working capital position as of March 31, 2009. Moreover, we have portions of our convertible promissory notes maturing in September and October 2009.

As of March 31, 2009, the current portion of our convertible promissory notes is $1,216,700, net of related discounts.  If those maturities are not satisfied through conversions of their principal balances into common stock, then we will need to rely upon additional debt or equity financing to satisfy those upcoming maturities.  As a result, we plan to continue to seek out and raise capital by sales of additional private placement equity or debt offerings during the remainder of 2009, although we have no assurance that such financings will be completed.

During the fourth quarter of 2008, we launched a strategic marketing partnership with Kiddie Kandids, America’s largest children’s photography studio chain with 185 retail locations nationwide.  We derived 52% of our total 2009 first quarter revenue from this marketing partnership and we expect this trend to continue through the foreseeable future.  It is our expectation that the growth from this strategic marketing partnership may assist us in becoming less reliant upon sourcing cash from debt and equity financings, however, we have no assurance that such growth shall continue.

Going Concern

We have not established sufficient sources of revenue to cover our operating costs and, as such, we have incurred operating losses since inception. Further, as of March 31, 2009, our cash resources were insufficient to meet our current working capital needs and on-going business plan. These and other factors raise substantial doubt about our ability to continue as a going concern. The report of the independent registered public accounting firm accompanying our financial statements for the year ended December 31, 2008, included in our Form 10-K filed with the SEC on March 31, 2009, contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern because of our operating losses and our need for additional capital.  Such doubt could make it more difficult for us to raise additional capital and may materially and adversely affect the terms of any financing that we may obtain. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of us to continue as a going concern.

Results of Operations

The Three Months Ended March 31, 2009 Compared to the Three Months Ended March 31, 2008

Total revenue was $311,000 and $51,300 for the three months ended March 31, 2009 and 2008, respectively, representing an increase of $259,700. The increase was due to an increase in subscription revenues of $155,400 during the three months ended March 31, 2009 as compared the same period last year and an increase in professional services of $104,300 during the months ended March 31, 2009 as compared to the same period last year.

Subscription revenues for the three months ended March 31, 2009 was $206,700 as compared to $51,300 during the same period last year. Subscription revenue increased $155,400 due to an increase in our customers to 15,171 recurring subscribers as of March 31, 2009 from 3,460 subscribers as of March 31, 2008. The increase in subscriptions was due to additional sales and marketing activities performed through a marketing partnership with Kiddie Kandids launched in the fourth quarter of 2008.  As we continue marketing activities and promotions, subscription revenues continued to increase through March 31, 2009.   Digital media sharing products and services are relatively new, and as a result, it is difficult to determine our current market share or predict our future market share.  We believe that the market for digital media sharing products and services is growing and that related market opportunities are also expected to grow. Our revenue, profitability and future growth depend not only on the anticipated market growth, but also our ability to execute our business plan and ultimate customer acceptance of our products and services and the success or failure of our competitors.  As a result, we expect the trend of our revenues to be positive, however, provide no assurance that such will occur.

Professional services revenues for the three months ended March 31, 2009 was $104,300 as compared to none during the same period last year. The increase was due to us providing custom website design services under software development contracts entered into during the first quarter of 2009.  We did not have similar contracts during the same period last year.  From time to time, we may enter into professional services agreements resulting from our strategic partnership marketing activities and as a result, revenues from professional services may recur in future periods. As of March 31, 2009, we had not entered into any significant professional services agreements, however, on April 22, 2009 we entered into a professional services agreement for an aggregate amount of $340,000 with the same customer. As a result, we expect the trend of our revenues to be positive, however, provide no assurance that such will occur.

Total cost of revenue was $141,500 and $11,000 for the three months ended March 31, 2009 and 2008, respectively, representing an increase of $130,500. The increase was due to an increase in subscription cost of revenues of $83,500 and increased cost of professional services revenue of $47,000 during the three months ended March 31, 2009, respectively.

The increase in cost of subscription revenues for the three months ended March 31, 2009 as compared to the same period last year is due to primarily having an increase in subscription sales. Cost of subscription revenues for the three months ended March 31, 2009 were mostly derived from our marketing partnerships, hosting and setup services incurred from website services provided to our subscribers.

The increase in cost of professional services revenues for the three months ended March 31, 2009 as compared to the same period last year is due to having provided professional services, primarily labor related costs, during the three months ended March 31, 2009 whereas there were no such services provided during the same period last year.

Research and development expense was $54,400 and $58,700 for the three months ended March 31, 2009 and 2008, respectively, representing a decrease of $4,300. The decrease was primarily due to lower amounts of research and development activities including lowering development personnel and consultants which was part of a company-wide cost reduction that continued through the first quarter of 2009 as compared to the same period last year.

Sales and marketing expense was $15,900 and $153,500 for the three months ended March 31, 2009 and 2008, respectively, representing a decrease of $137,600. The decrease was primarily due to lower amounts of sales and marketing activities and promotions during the three months ended March 31, 2009 including a decrease in marketing salaries of $60,000, media advertising of $58,700, both reductions due in part by a company-wide cost reduction that continued through the first quarter of 2009 as compared to the same period last year.  Also, the overall decrease in sales and marketing expense was due to non-cash stock based compensation expense decrease of $18,400 resulting from fewer stock options outstanding.

General and administrative expense was $389,500 and $699,200 for the three months ended March 31, 2009 and 2008, respectively, representing a decrease of $309,700. The decrease was primarily due to a decrease in salaries of $40,200 due to a company-wide cost reduction that continued through the first quarter of 2009 as compared to the same period last year. Also contributing to the decrease was a decrease in non-cash warrant expense of $235,200 a majority of which relates to warrants granted to our investor relations firm which expired unexercised in July 2008.  There were no such warrants granted or outstanding to our investor relations firm during the same period this year.

Interest expense was $218,200 and $110,100 for the three months ended March 31, 2009 and 2008, respectively, representing an increase of $108,100.  The increase was attributable to interest and debt discount amortization expense of $218,200 during the three months ended March 31, 2009, which was primarily related to additional borrowings of $1.2 million which were not outstanding during the first quarter last year.

Change in Accounting Principle

We adopted EITF 07-05, beginning January 1, 2009, and applied its provisions to outstanding instruments as of that date. The cumulative effect at January 1, 2009 was a reduction to additional paid in capital of $480,800 to reclassify the beneficial conversion feature embedded in the 2007 Convertible Notes (see Note 6 for further discussion) from equity to a liability, a net decrease in accumulated deficit of $356,100 to reflect the recording of the initial value and the change in the value of the conversion feature between its issuance date and January 1, 2009, and the recognition of a conversion feature liability of $124,700. Under EITF 07-05 and SFAS 133, the conversion feature will be carried at fair value and adjusted quarterly.

Liquidity and Capital Resources

Cash Flows

At March 31, 2009, our cash and cash equivalents were $5,600, a decrease of $62,100 from $67,700 as of December 31, 2008.  The decrease was due to cash used in operating activities of $62,100.  We had no cash flows from investing or financing activities during the three months ended March 31, 2009.

Historically, we have incurred losses and have had capital and stockholders’ deficits and limited cash to fund our operations.  During the three months ended March 31, 2009, we have been able to rely primarily upon cash generated from our subscription and professional services revenues.

We expect this positive trend to continue, but provide no assurance such trend shall continue and still remain in a negative working capital position as of March 31, 2009. Moreover, we have portions of our convertible promissory notes maturing in September and October 2009.  As of March 31, 2009, the current portion of our convertible promissory notes is $1,216,700, net of related discounts.  If those maturities are not satisfied through conversions of their principal balances into common stock, then we will need to rely upon additional debt or equity financing to satisfy those upcoming maturities.  As a result, we plan to continue to seek out and raise capital by sales of additional private placement equity or debt offerings during the remainder of 2009, although we have no assurance that such financings will be completed.

Additionally, we cannot be certain that such capital will be available to us or whether such capital will be available on terms that are acceptable to us.  Such financing likely would be dilutive to existing stockholders and could result in significant financial and operating covenants that would negatively impact our business.  If we are unable to complete additional financings or to raise sufficient additional capital on acceptable terms, we will have insufficient funds to operate our business or pursue our planned growth.

Off-Balance Sheet Arrangements

As of March 31, 2009, we had no off-balance sheet arrangements.

Related Party Transactions

As of March 31, 2009, we owed an executive officer $36,600 (see further discussion in Note 5 to the condensed unaudited consolidated financial statements).

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

Revenue Recognition— Our subscription revenue is generated from monthly subscriptions for Website hosting services. The typical subscription agreement includes the usage of a personalized website and hosting services. The individual deliverables are not independent of each other and are not sold or priced on a standalone basis. Costs to complete the Website and ready it for the end customer are minimal and are expensed to cost of revenue as incurred. Upon the completion of a customer’s signup and initial hosting of the Website, the subscription is offered free of charge for a two week trial period during which the customer can cancel at anytime. In accordance with Staff Accounting Bulletin (SAB) No. 104, after the two week trial period has ended, revenue is recognized when all of the following conditions are satisfied: (1) there is persuasive evidence of an arrangement; (2) the service has been provided to the customer; (3) the amount of fees to be paid by the customer is fixed or determinable; and (4) the collection of our fees is probable. These criteria are met monthly as our service is provided on a month-to-month basis and collections are generally made in advance of the services. There is no provision for refunds as March 31, 2009, as the Company’s historical refund experience has been minimal.

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

During the three months ended March 31, 2009, the Company also distributed its website service through a marketing partnership and shared a portion of revenue generated with the marketing partner. In accordance with Emerging Issue Task Force No. 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent, revenue is reported gross of the payment received from its marketing partner because the Company acts as the primary obligor and is responsible for the fulfillment of services.

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

Recently Issued Accounting Standards

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosure about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurement, the FASB having previously concluded in those accounting pronouncement that fair value is the relevant measurement attribute. This statement does not require any new fair value measurements. This statement was effective on January 1, 2008, with respect to financial assets and liabilities and its adoption did not have a material effect on our financial statements.  With respect to non-financial assets and liabilities, this statement is effective for financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. There was no material impact to our financial statements related to this new standard.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk – N/A

Item 4T. Controls and Procedures

Disclosure Controls And Procedures

As required by SEC Rule 13a-15 or Rule 15d-15, our Chief Executive and Chief Financial Officers carried out an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing evaluation, we have concluded that our disclosure controls and procedures are not effective as of March 31, 2009 and that they do not allow for information required to be disclosed by us in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms;  specifically, we had  material weaknesses in our internal control over financial reporting as described in Item 9A and 9A(T) in our annual report on Form 10-K filed with the SEC on March 31, 2009 and those deficiencies have not yet been remediated by us. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive and Chief Financial Officers as appropriate to allow timely decisions regarding required disclosure.

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

Based on the foregoing evaluation, we have concluded that there was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  We continue to have  material weaknesses in our internal control over financial reporting as described in Item 9A and 9A(T) in our annual report on Form 10-K filed with the SEC on March 31, 2009 and those deficiencies have not yet been remediated by us.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings - None

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds  - None

Item 3.  Defaults Upon Senior Securities – None

Item 4.  Submission of Matters to a Vote of Security Holders  - None

Item 5.  Other Information

Item 6.  Exhibits

Exhibit No.	Description
2.1	Merger Agreement, dated January 16, 2007, between HomAssist Corporation and The Family Post, Inc. as filed on Form 8-K, filed on February 1, 2007 with the SEC, incorporated by reference
3.1	Articles of Incorporation as filed on Form SB-2, filed April 28, 2005 with the SEC, incorporated by reference
3.2	Bylaws as filed on Form SB-2, filed on April 28, 2005 with the SEC, incorporated by reference
3.3	Amendment to Bylaws as filed on Form 8-K, filed on January with the SEC 17, 2007, incorporated by reference
3.4	Certificate of Amendment to Articles of Incorporation as filed on Form 8-K, filed on January 25, 2007 with the SEC, incorporated by reference
10.1	2007 Incentive and Non Statutory Stock Option Plan as filed on Form 8-K, filed on February 1, 2007 with the SEC, incorporated by reference
10.2
Independent Consultant Stock Option Agreement dated as of July 1, 2005 between The Family Post and William Sawtell as filed on Form 8-K, filed on February 1, 2007 with the SEC, incorporated by reference

10.3
Employment Agreement and Stock Option Agreement dated as of March 15, 2006 between The Family Post and Samir Patel as filed on Form 8-K, filed on February 1, 2007 with the SEC, incorporated by reference

10.4	Executive Employment and Indemnification Agreement dated as of January 30, 2007, between us and Michael Sawtell as filed on Form 8-K, filed on February 1, 2007 with the SEC, incorporated by reference
10.5	Executive Employment and Indemnification Agreement dated as of January 30, 2007, between us and Steven Dong as filed on Form 8-K, filed on February 1, 2007 with the SEC, incorporated by reference
10.6	Form Stock Subscription Agreement, Form Stock Option Agreement, Form Amended Stock Subscription Agreement as filed on Form 8-K, filed on February 1, 2007 with the SEC, incorporated by reference
10.7	Form of Stock Subscription Agreement, incorporated by reference from the Registrant’s Form 10-QSB, filed with the Securities and Exchange Commission on May 15, 2007.
10.8	Form of Convertible Note and Warrant Agreement, incorporated by reference from the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 9, 2007.
10.9	Form of Regulation-S Stock Purchase Agreement between the Registrant and Imini Enterprises Corporation, dated January 8, 2008
10.10	Form of Stock Subscription Agreement between the Registrant and Step Management Limited dated April 20, 2007.
10.11	Financial Advisory Agreement between the Registrant and Norm Farra dated September 29, 2007.
10.12	Investor Relations Agreement between the Registrant and Crown Financial dated November 13, 2007
10.13	Amendment to Investor Relations Agreement between the Registrant and Crown Financial dated February 12, 2008
10.14	Partner Agreement between DigitalPost Interactive, Inc and BowTie, Inc. dated October 26, 2007 incorporated by reference from the Registrant’s Form 8-K filed with the SEC on November 1, 2007.
10.15	Agreement between DigitalPost Interactive, Inc and Upromise, Inc. dated November 9, 2007 incorporated by reference from the Registrant’s Form 8-K filed with the SEC on November 9, 2007.
10.16	Agreement between DigitalPost Interactive, Inc and Pictage, Inc. dated November 27, 2007 incorporated by reference from the Registrant’s Form 8-K filed with the SEC on November 28, 2007.
10.17
Agreement between DigitalPost Interactive, Inc. and Mitsubishi Digital Electronics America, Inc. dated January 8, 2008, incorporated by reference from the Registrant’s Form 8-K filed with the SEC on January 9, 2008.

10.18	Agreement between DigitalPost Interactive, Inc. and Onscribe, Inc. dated February 12, 2008, incorporated by reference from the Registrant’s Form 8-K filed with the SEC on February 15, 2008.
10.19
Agreement between DigitalPost Interactive, Inc. and Disneyland® Resort, A Division of Walt Disney World Co. dated March 21, 2008, incorporated by reference from the Registrant’s Form 8-K filed with the SEC on March 21, 2008.

10.20
Agreement between DigitalPost Interactive, Inc. and Disneyland® Resort, A Division of Walt Disney World Co. and Taylor Morrison, Inc. dated March 21, 2008, incorporated by reference from the Registrant’s Form 8-K filed with the SEC on March 21, 2008.

10.21
Agreement between DigitalPost Interactive, Inc. and Local.com Corporation, dated February 19, 2009, incorporated by reference from the Registrant’s Form 8-K filed with the SEC on February 25, 2009 (Portions of the exhibit included in this filing have been omitted pursuant to the Company’s request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended, and the omitted material has been separately filed with the SEC).

14.1	Code of Business Conduct and Ethics as filed on form 8-K, filed January 30, 2007with the SEC, as filed on form 8k, filed February 1, 2007, incorporated by reference
21.1	List of Subsidiaries of the Company as filed on form 8-K, filed January 30, 2007 with the SEC, as filed on form 8k, filed February 1, 2007, incorporated by reference
31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Michael Sawtell
31.2	Rule 13a-14(a)/ 15d-14(a) Certification of Steven Dong
32.1	Certification Pursuant to 18 U.S.C. section 1350 of Michael Sawtell
32.2	Certification Pursuant to 18 U.S.C. section 1350 of Steven Dong

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIGITALPOST INTERACTIVE, INC. (Registrant)

May 15, 2009	/s/ Michael Sawtell
Michael Sawtell
Chief Executive Officer, President, and Sole Director

May 15, 2009	/s/ Steven Dong
Steven Dong
Chief Financial Officer