Form 10-Q
period 2009-06-30
DigitalPost Interactive, Inc.
filed 2009-08-14
CIK 1321099

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2009

OR

☐           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from __________ to __________

Commission File No. 333-124405

DIGITALPOST INTERACTIVE, INC.
(Exact Name of Registrant in its Charter)

Nevada	26-1944595
(State or Other Jurisdiction of	(IRS Employer
Incorporation)	Identification No.)

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

As of August 14, 2009, there were 77,136,356 shares of the Registrant’s common stock issued and outstanding.

Item 1. Financial Statements
DIGITALPOST INTERACTIVE, INC.
CONDENSED CONSOLIDATED
BALANCE SHEETS

	June 30,	December 31,
	2009	2008
Assets	(Unaudited)
Current assets
Cash and cash equivalents	$2,800	$67,700
Accounts receivable and other current assets	50,200	22,200
Total current assets	53,000	89,900
Property and equipment, net	36,600	46,900
Web site development costs, net	166,900	195,200
Deferred financing costs	53,800	89,200
Other assets	1,500	8,300
Total assets	$311,800	$429,500

Liabilities and Stockholders' Deficit
Current liabilities
Accounts payable	$132,400	$104,100
Accrued expenses	221,700	94,600
Deferred revenue	68,200	91,600
Due to stockholder	36,600	36,600
Convertible promissory notes, net – current (Note 6)	1,696,400	1,092,000
Total current liabilities	2,155,300	1,418,900

Convertible promissory notes, net (Note 6)	221,200	328,600
Total liabilities	2,376,500	1,747,500

Commitments and contingencies (Note 8)

Stockholders’ deficit (Note 7)

Preferred Stock, $.001 par value; 20,000,000
shares authorized; no shares
issued and outstanding	-	-
Common Stock, $.001 par value; 480,000,000
shares authorized; 76,836,356 and 72,005,906
shares issued and outstanding	76,800	72,000
Additional paid in capital	5,946,500	6,121,400
Accumulated deficit	(8,088,000)	(7,511,400)
Stockholders’ deficit	(2,064,700)	(1,318,000)
Total liabilities and stockholders’ deficit	$311,800	$429,500

The accompanying notes to condensed unaudited consolidated financial statements are an integral part of this balance sheet.

DIGITALPOST INTERACTIVE, INC.
CONDENSED CONSOLIDATED
STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008

Revenues:
Subscriptions	$183,900	$59,100	$390,600	$110,400
Professional services	192,500	85,100	296,800	85,100
Total Revenue	376,400	144,200	687,400	195,500

Cost of Revenues:
Subscriptions	85,000	12,100	179,600	23,100
Professional services	103,000	21,100	149,900	21,100
Total Cost of Revenue	188,000	33,200	329,500	44,200

Gross Profit	188,400	111,000	357,900	151,300

Operating expenses:
Research and development	-	180,400	54,400	239,100
Sales and marketing	30,000	184,300	45,900	337,900
General and administrative	302,600	1,092,600	692,200	1,791,600

Total operating expenses	332,600	1,457,300	792,500	2,368,600

Loss from operations	(144,200)	(1,346,300)	(434,600)	(2,217,300)

Interest (expense)	(280,000)	(127,400)	(498,100)	(237,500)

Net loss	$(424,200)	$(1,473,700)	$(932,700)	$(2,454,800)

Weighted average outstanding shares	75,531,372	58,724,597	74,280,906	56,809,895

Basic and diluted loss per share	$(0.006)	$(0.025)	$(0.013)	$(0.043)

 The accompanying notes to condensed unaudited consolidated financial statements are an integral part of these statements.

DIGITALPOST INTERACTIVE, INC.
CONDENSED CONSOLIDATED
STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months	Six Months
	Ended	Ended
	June 30, 2009	June 30, 2008
Cash flows from operating activities
Net loss	$(932,700)	$(2,454,800)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation and amortization	74,100	38,200
Non-cash stock-based compensation	310,800	1,392,000
Amortization of debt discount	309,700	181,600
Beneficial conversion feature liability	62,400	-

Changes in operating assets and liabilities:
Accounts receivable and other assets	(28,000)	(41,800)
Other assets	6,800	(42,600)
Accounts payable	28,300	(11,900)
Accrued expenses	127,100	32,100
Deferred revenue	(23,400)	34,200
Net cash used by operating activities	(64,900)	(873,000)
Cash flows from investing activities
Acquisition of property and equipment	-	(3,300)
Acquisition and development of software	-	(18,000)
Net cash used by investing activities	-	(21,300)
Cash flows from financing activities
Proceeds from the issuance of common stock	-	619,000
Proceeds from short term loan	-	-
Proceeds from convertible notes	-	500,000
Payments made on shareholder loans	-	(14,400)
Financing cost	-	(66,000)
Net cash provided by financing activities	-	1,038,600
Net (decrease) increase in cash and cash equivalents	(64,900)	144,300
Cash and cash equivalents, beginning of period	67,700	88,400
Cash and cash equivalents, end of period	$2,800	$232,700

Supplemental disclosures:
Cash paid for income taxes	$-	$1,600
Cash paid for interest	$56,562	$2,900

Supplemental disclosures of non cash activities:
Common stock issued for interest	$30,700	$30,700
Common stock issued for professional services and fees	$70,900	$-

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

The Company produces destination web sites that allow subscribers to securely share digital media, including photos, videos, calendars, message boards, and history. The Company’s proprietary web site administration system, Qwik-Post™, and online video uploading system, Video-PostSM, allow users of personal computers to manage these “virtual family rooms,” and provide a destination to display photo and video memories, discussions, and history. The Company also provides professional services by generating and developing custom website software.

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

In the opinion of management, all adjustments, including normal recurring adjustments, considered necessary for a fair presentation have been included. The accompanying condensed unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company included in the Company’s 2008 Form 10-K as filed with the U.S. Securities and Exchange Commission (“SEC”) on March 31, 2009. Operating results for the three and six month period ended June 30, 2009 is not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2009.

The Company has evaluated events or transactions that have occurred subsequent to the balance sheet date of June 30, 2009 through August 14, 2009, which is the date of issuance of the financial statements for the quarter ended June 30, 2009.

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

As of June 30, 2009, and December 31, 2008 the Company capitalized $166,900 and $195,200, respectively, net of accumulated amortization, related to its web site and software development (Note 4).

Research and Development Costs

The Company expenses research and development costs as incurred.

Revenue Recognition

The Company’s subscription revenues are generated from monthly subscriptions for web site hosting services. The typical subscription agreement includes the usage of a personalized web site and hosting services. The individual deliverables are not independent of each other and are not sold or priced on a standalone basis. Costs to complete the web site and prepare it for the use of an end customer are minimal, and are expensed to cost of revenues as incurred. Upon the completion of a customer’s signup and initial hosting of the web site, the subscription is offered free of charge for a two week trial period during which the customer can cancel at anytime. In accordance with SAB No. 104, after the two week trial period has ended, revenue is recognized when all of the following conditions are satisfied: (1) there is persuasive evidence of an arrangement; (2) the service has been provided to the customer; (3) the amount of fees to be paid by the customer is fixed or determinable; and (4) the collection of the Company’s fees is probable. These criteria are met monthly as the Company’s service is provided on a month-to-month basis, and collections are generally made in advance of the services. There is no provision for refunds as of June 30, 2009, as the Company’s historical refund experience has been minimal.

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

During the three and six months ended June 30, 2009, the Company also distributed its web site through a marketing partnership and shared a portion of revenue generated with the marketing partner. In accordance with Emerging Issue Task Force No. 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent, revenue is reported gross of the payment received from its marketing partner because the Company acts as the primary obligor and is responsible for the fulfillment of services. The Company derived 33% and 39% of its total revenue from the marketing partner during the three and six months ended June 30, 2009, respectively.  There was no such revenue from the marketing partner during the three and six months ended June 30, 2008, respectively.

Professional services revenue is generated from custom website design services. The Company’s professional services revenue from contracts for custom website design is recorded using a proportional performance model based on labor hours incurred.

The extent of progress toward completion is measured by the labor hours incurred as a percentage of total estimated labor hours to complete. Labor hours are the most appropriate measure to allocate revenue among reporting periods, as they are the primary input to the provision of our professional services. The Company derived 49% and 41% of its total revenue from a single customer during the three and six months ended June 30, 2009, respectively.  There was no such revenue from this same customer during the three and six months ended June 30, 2008, respectively.

Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Due to the anti-dilutive nature of the Company’s potential common shares, there is no effect on the calculation of weighted average shares for diluted net loss per common share. As a result, the basic and diluted net losses attributable per common share amounts are identical. 48,772,309  shares of potentially dilutive securities have been excluded for three and six month periods ended June 30, 2009, respectively, because their effect was anti-dilutive. 48,383,736 shares of potentially dilutive securities have been excluded for each of the three and six month periods ended June 30, 2008, because their effect was anti-dilutive.

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

The Company adopted SFAS No. 123R on January 1, 2006, using the modified-prospective transition method. Under the modified-prospective transition method, prior periods of the Company’s financial statements are not restated for comparison purposes. In addition, the measurement, recognition and attribution provisions of SFAS No. 123R apply to new grants and grants outstanding on the adoption date. Estimated compensation expense for outstanding grants at the adoption date will be recognized over the remaining vesting period using the compensation expense calculated for the pro forma disclosure purposes under SFAS No. 123, Accounting for Stock-Based Compensation. The Company’s 2009 calculations were made using the Black-Scholes option-pricing model with the following weighted average assumptions: expected life of 4.5 years; 192% stock price volatility; risk-free interest rate of 2.8%; forfeitures rate of 8% and no dividends during the expected term. During the three and six month period ended June 30, 2009, the Company recognized stock option expense of $111,200 and $205,100, respectively. During three and six month period ended June 30, 2008, the Company recognized stock option expense of $312,800, and $429,100, respectively

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of June 30, 2009, the carrying value of accounts receivable and payable, loans from stockholders and accrued liabilities approximated fair value due to the short-term nature and maturity of these instruments.  The fair value of the 2007 Convertible Promissory Notes and 2008 Convertible Promissory Notes (See Note 6) have not been estimated since the cost of doing so would be excessively prohibitive and not practicable.

Concentration of Risk

As of June 30, 2009, the Company maintained its cash account at one commercial bank. The cash balance at June 30, 2009 does not exceed the FDIC coverage limit.

Advertising

Advertising and promotion costs are charged to operations when incurred. For the three and six months ended June 30, 2009, advertising and promotion costs amounted to $4,700 and $4,700 respectively. For the three and six months ended June 30, 2008, advertising and promotion costs amounted to $57,300 and $125,700 respectively.

Impairment of Long-Lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives when events or circumstances lead management to believe that the carrying value of an asset may not be recoverable. For the three and six months ended June 30, 2009 and 2008, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

Deferred Finance Costs

The Company defers as other assets the direct incremental costs of raising capital until such time as the offering is completed. At the time of the completion of the offering, the costs are charged against the capital raised. Should the offering be terminated, deferred offering costs are charged to operations during the period in which the offering is terminated.

Estimates

The consolidated financial statements are prepared on the basis of accounting principles generally accepted in the United States of America. The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of June 30, 2009, and expenses for the three and six months ended June 30, 2009 and 2008. Actual results could differ from those estimates made by management.

Reclassification

Certain balances in the 2008 presentation periods have been reclassified to reflect the classification used in the 2009 balances.

Income Taxes

The process of preparing the financial statements requires management estimates of income taxes in each of the jurisdictions that the Company operates. This process involves estimating current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in the balance sheet. Under the provisions of SFAS No. 109, "Accounting for Income Taxes", the Company utilizes an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. Management must assess the likelihood that the deferred tax assets or liabilities will be realized for future periods, and to the extent management believes that realization is not likely, must establish a valuation allowance. To the extent a valuation allowance is created or adjusted in a period, the Company must include an expense or benefit, within the tax provision in the statements of operations. Significant management judgment is required in determining the provision for income taxes, deferred tax asset and liabilities and any valuation allowance recorded against net deferred tax assets. It is possible that different tax models, and the selection of different input variables, could produce a materially different estimate of the provision, asset, liability and valuation allowance. The Company determined that it was unlikely to realize any future benefit from the deferred tax asset in 2009 and 2008 and therefore booked a 100% valuation allowance both years resulting in the elimination of the deferred tax asset from the Company's balance sheet as of June 30, 2009 and 2008.

Change in Accounting Principles

In June 2008, the FASB ratified EITF Issue No. 07-05, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock”, or EITF 07-05. Equity-linked instruments (or embedded features) that otherwise meet the definition of a derivative as outlined in SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, or SFAS 133, are not accounted for as derivatives if certain criteria are met, one of which is that the instrument (or embedded feature) must be indexed to the entity’s own stock. EITF 07-05 provides guidance on how to determine if equity-linked instruments (or embedded features) such as warrants to purchase our stock and convertible notes are considered indexed to our stock. The Company adopted EITF 07-05, beginning January 1, 2009, and applied its provisions to outstanding instruments as of that date. The cumulative effect at January 1, 2009 was a reduction to additional paid in capital of $480,800 to reclassify the beneficial conversion feature embedded in the 2007 Convertible Notes (see Note 6 for further discussion) from equity to a liability, a net decrease in accumulated deficit of $356,100 to reflect the recording of the initial value and the change in the value of the conversion feature between its issuance date and January 1, 2009, and the recognition of a conversion feature liability of $124,700 at January 1, 2009. Under EITF 07-05 and SFAS 133, the conversion feature will be carried at fair value and adjusted quarterly.

2.  GOING CONCERN AND MANAGEMENT’S PLANS

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate the continuation of the Company as a going concern. The Company has not established sufficient sources of revenue to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of June 30, 2009, the cash resources of the Company are insufficient to meet its current working capital needs and ongoing business plan. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern. During the three months ended June 30, 2009, the Company did not raise additional working capital from private debt or equity financings.  However, since inception through December 31, 2008, the Company has raised an aggregate amount of approximately $4.8 million in private debt and equity financing. The offer and sale of the securities above were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in (i) Section 4(2) and Section 4(6) of the Securities Act and/or Rule 506 of Regulation D promulgated thereunder or (ii) Rule 501 of Regulation S.

Since the cash resources of the Company as of June 30, 2009 are insufficient to meet its current working capital needs and ongoing business plan, the Company is seeking to raise additional funds either through additional debt or equity financings during the remainder of 2009.  Also, the Company expects to improve its cash flow from operating activities through continued cost reductions and its continued implementation of a strategic marketing partnership with Kiddie Kandids.

3.  PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	June 30, 2009	December 31, 2008

Computer equipment and software	$53,100	$53,100
Furniture and fixtures	37,500	37,500
Less -accumulated depreciation and amortization	(54,000)	(43,700)
	$36,600	$46,900

4.  WEB SITE DEVELOPMENT COSTS

Web site development costs consisted of the following:
	June 30, 2009	December 31, 2008

Web site development costs	$323,800	$323,800
Less - accumulated amortization	(156,900)	(128,600)
	$166,900	$195,200

5. DUE TO STOCKHOLDER

As of June 30, 2009 and December 31, 2008, $36,600 was due to an officer of the Company, who is also a principal stockholder. The amount due to the officer does not bear interest, is not collateralized and has no formal repayment terms.  During the six months ended June 30, 2009 and 2008, no amounts and $14,400 of the net amount owed was paid to the officer, respectively.

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

Upon issuance in 2007, the beneficial conversion feature qualified, under EITF 00-19, for classification as equity and $480,800 was recorded as additional paid in capital and discount on debt to be amortized over the term of 2007 Convertible Notes. Since the intrinsic value of the conversion feature was greater than the proceeds allocated to the convertible notes and as a result under EITF 98-5 that the amount of the discount assigned to the conversion feature is limited to the amount of the proceeds allocated to the convertible notes.  On January 1, 2009, the conversion feature, under EITF 07-05, was reclassified from equity to liabilities and marked to market. The value of the conversion feature decreased by $883,100 from the date of issuance to January 1, 2009.  The cumulative effect at January 1, 2009 was a reduction to additional paid in capital of $480,800 to reclassify the conversion feature embedded in the 2007 Convertible Notes from equity to a liability, a net decrease in accumulated deficit of $356,100 to reflect the recording of the initial value and the change in the value of the conversion feature between its issuance date and January 1, 2009, and the recognition of a conversion feature liability of $124,700. Under EITF 07-05 and SFAS 133, the conversion feature will be carried at fair value and adjusted quarterly.  For the three and six months ended June 30, 2009, $62,400 was incurred in valuation expense to mark the conversion feature to its market value of $187,200 as of June 30, 2009.  The change in the valuation of the conversion feature was primarily driven by a slight increase in the Company’s stock price including minor changes in the related volatility during the quarter ended June 30, 2009. If the stock price and volatility continues to change from the quarter ended June 30, 2009, the Company may have to record additional adjustments to the valuation of its conversion feature. Also see Changes in Accounting Principles above.

Interest charges associated with the convertible notes, including amortization of the discounts associated with the conversion feature and the vested warrants, totaled $93,300 and $186,600 for the three and six months ended June 30, 2009.  Interest charges associated with the convertible notes, including amortization of the discounts associated with the beneficial conversion feature and the vested warrants, totaled $98,300 and $191,700 for the three and six months ended June 30, 2008.

The 2008 Convertible Promissory Notes

In May 2008, four individual investors purchased an aggregate of $100,000 of 12% secured convertible notes and were issued warrants to purchase shares of the Company’s common stock (the “2008 Convertible Notes”). Each convertible note holder has the right, at any time, to convert their note into shares of the Company’s common stock at a conversion ratio of one share of common stock for each $0.14 of principal amount of their note for a maximum potential aggregate of 714,285 shares of common stock; in addition, the investors were issued warrants to purchase an aggregate of 357,143 shares of common stock at an exercise price of $0.14 per share that expire five years from the date of issuance.  Additionally, the convertible notes are secured by approximately 1.4 million restricted shares of the Company’s common stock.  In December 2008, the maturity date of these notes was extended to December 2009.  The offer and sale of the securities underlying the convertible notes were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Sections 4(2) and Section 4(6) of the Securities Act of 1933 and/or Rule 506 of Regulation D adopted thereunder.

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

Interest charges associated with the convertible notes, including amortization of the discounts associated with the beneficial conversion feature and the vested warrants, totaled $3,000 and $23,100 for the three months ended June 30, 2009, and 2008, respectively.  Interest charges associated with the convertible notes, including amortization of the discounts associated with the beneficial conversion feature and the vested warrants, totaled $6,000 and $23,100 for the six month periods ended June 30, 2009 and 2008, respectively.

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

The Company determined that the embedded conversion option in the AOI Convertible Notes qualifies for equity classification under EITF 00-19, qualifies for the scope exception of paragraph 11(a) of SFAS 133, and is not bifurcated from the host contract. The Company also determined that the warrants issued to the note holders qualify for equity classification under the provisions of SFAS 133 and EITF 00-19. In accordance with the provisions of Accounting Principles Board Opinion No. 14, the Company allocated the net proceeds received in this transaction to each of the convertible notes and common stock purchase warrants based on their relative estimated fair values. As a result, the Company allocated $182,600 to the convertible notes and $17,400 to the common stock purchase warrants, which was recorded in additional paid-in-capital. In accordance with the consensus of EITF issues 98-5 and 00-27, management determined that the convertible notes did not contain a beneficial conversion feature based on the effective conversion price after allocating proceeds of the convertible notes to the common stock purchase warrants. The amounts recorded for the common stock purchase warrants are amortized as interest expense over the term of the convertible notes.  Interest charges associated with the convertible notes, including amortization of the discounts associated with the original issue discount, put option and the vested warrants, totaled $15,000 and $12,300 for the three months ended June 30, 2009, and 2008, respectively.   Interest charges associated with the convertible notes, including amortization of the discounts associated with the original issue discount, put option and the vested warrants, totaled $41,200 and $12,300 for the six months ended June 30, 2009, and 2008, respectively.

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

The Company determined that the embedded conversion option in the AOI Convertible Notes qualifies for equity classification under EITF 00-19, qualifies for the scope exception of paragraph 11(a) of SFAS 133, and is not bifurcated from the host contract. The Company also determined that the warrants issued to the note holders qualify for equity classification under the provisions of SFAS 133 and EITF 00-19. In accordance with the provisions of Accounting Principles Board Opinion No. 14, the Company allocated the net proceeds received in this transaction to each of the convertible notes and common stock purchase warrants based on their relative estimated fair values. As a result, the Company allocated $185,500 to the convertible notes and $14,500 to the common stock purchase warrants, which was recorded in additional paid-in-capital. In accordance with the consensus of EITF issues 98-5 and 00-27, management determined that the convertible notes did not contain a beneficial conversion feature based on the effective conversion price after allocating proceeds of the convertible notes to the common stock purchase warrants. The amounts recorded for the common stock purchase warrants and beneficial conversion feature are amortized as interest expense over the term of the convertible notes.    Interest charges associated with the convertible notes, including amortization of the discounts associated with the original issue discount, put option and the vested warrants, totaled $14,600 and $200 for the three months ended June, 30 2009, and 2008, respectively.   Interest charges associated with the convertible notes, including amortization of the discounts associated with the original issue discount, put option and the vested warrants, totaled $29,200 and $200 for the six months ended June 30, 2009, and 2008, respectively.

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

The Company determined that the embedded conversion option in the AOI Convertible Notes qualifies for equity classification under EITF 00-19, qualifies for the scope exception of paragraph 11(a) of SFAS 133, and is not bifurcated from the host contract. The Company also determined that the warrants issued to the note holders qualify for equity classification under the provisions of SFAS 133 and EITF 00-19. In accordance with the provisions of Accounting Principles Board Opinion No. 14, the Company allocated the net proceeds received in this transaction to each of the convertible notes and common stock purchase warrants based on their relative estimated fair values. As a result, the Company allocated $185,500 to the convertible notes and $14,500 to the common stock purchase warrants, which was recorded in additional paid-in-capital. In accordance with the consensus of EITF issues 98-5 and 00-27, management determined that the convertible notes did not contain a beneficial conversion feature based on the effective conversion price after allocating proceeds of the convertible notes to the common stock purchase warrants. The amounts recorded for the common stock purchase warrants are amortized as interest expense over the term of the convertible notes.   Interest charges associated with the convertible notes, including amortization of the discounts associated with the original issue discount, put option and the vested warrants, totaled $14,200 and $200 for the three months ended June 30, 2009, and 2008, respectively.   Interest charges associated with the convertible notes, including amortization of the discounts associated with the original issue discount, put option and the vested warrants, totaled $28,400 and $200 for the six months ended June 30, 2009, and 2008, respectively.

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

The Company determined that the embedded conversion option in the AOI Convertible Notes qualifies for equity classification under EITF 00-19, qualifies for the scope exception of paragraph 11(a) of SFAS 133, and is not bifurcated from the host contract. The Company also determined that the warrants issued to the note holders qualify for equity classification under the provisions of SFAS 133 and EITF 00-19. In accordance with the provisions of Accounting Principles Board Opinion No. 14, the Company allocated the net proceeds received in this transaction to each of the convertible notes and common stock purchase warrants based on their relative estimated fair values. As a result, the Company allocated $105,000 to the convertible notes and $45,000 to the common stock purchase warrants, which was recorded in additional paid-in-capital. In accordance with the consensus of EITF issues 98-5 and 00-27, management determined that the convertible notes did not contain a beneficial conversion feature based on the effective conversion price after allocating proceeds of the convertible notes to the common stock purchase warrants. The amounts recorded for the common stock purchase warrants are amortized as interest expense over the term of the convertible notes.  Interest charges associated with the convertible notes, including amortization of the discounts associated with the original issue discount, put option and the vested warrants, totaled $31,900 and none for the three months ended June 30,2009, and 2008, respectively.   Interest charges associated with the convertible notes, including amortization of the discounts associated with the original issue discount, put option and the vested warrants, totaled $61,800 and $200 for the six months ended June 30, 2009, and 2008, respectively.

	June 30, 2009	December 31, 2008

The 2007 Convertible Promissory Notes	$767,000	$767,000
The 2008 Convertible Promissory Notes	114,000	108,000
The AOI Fund Promissory Notes	907,300	907,300
The AOI Fund Promissory Notes Put Option	214,600	192,500
Conversion Feature Liability	187,200	-
Total borrowings	2,190,100	1,974,800
Debt discount	(272,500)	(554,200)
Total borrowings less debt discount	1,917,600	1,420,600
Less current portion	1,696,400	1,092,000
Noncurrent portion	$221,200	$328,600

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

Shares Issued

In February 2009, the Company issued 600,000 shares of common stock to non-executive employees as retention compensation.  As a result, the Company recorded $6,000 as non-cash stock compensation expense during the six months ended June 30, 2009.

In February 2009, the Company issued 1,534,000 shares of common stock for $15,340 of interest due on the 2007 Convertible Promissory Notes.

In May 2009, the Company issued 1,534,000 shares of common stock for $15,340 of interest due on the 2007 Convertible Promissory Notes.

During the three months ended June 30, 2009, the Company issued 1,162,500 shares of common stock for $23,250 of professional services.

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

In accordance with the provisions of SFAS 123R, and for nonemployees, the measurement criteria of EITF 96-18, the Company recognized stock-based compensation expense of $175,800 and $312,800 for the six months ended June 30, 2009, and 2008, respectively. The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model. Until the quarterly period ended March 31, 2008, the expected volatility is based on industry comparables as the Company recently became a publicly held company and trading volumes have been low.  The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected term of options granted is based on the remaining expected life of the option. The following weighted average assumptions were used for the options granted during the six months ended June 30, 2009 and 2008:

	Six Months Ended June 30,
	2009	2008
Expected volatility	442.0%	280.0%
Risk-free rate	2.9%	3.1%
Expected Term	4.5 years	3.5 years

A summary of stock option activity for the six months ended June 30, 2009, is as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding as of December 31, 2008	27,399,032	$.09
Granted	-	$-
Cancelled	(1,276,183)	$.11
Outstanding as of June 30, 2009	26,122,849	$.09	3.4	$-

A summary of the status of the nonvested options for the six months ended June 30, 2009 is presented below:

	Number of Shares	Weighted- Average Grant Date Fair Value
Nonvested as of December 31, 2008	10,182,439	$.09
Granted	-	$-
Vested	(849,342)	$.08
Cancelled	(437,500)	$.20
Nonvested as of June 30, 2009	8,895,597	$.09

Information regarding the weighted-average remaining contractual life and weighted-average exercise price of options outstanding and options exercisable at June 30, 2009, for selected price ranges is as follows:

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life(in Years)	Weighted Average Exercise Price per Share	Number Exercisable	Weighted Average Exercise Price per Share
$ .04 - .18	23,227,849	3.2	$ .05	15,977,252	$ .07
$ .18 - .27	2,895,000	3.3	$ .27	1,250,000	$ .27
	26,122,849			17,227,252

As disclosed in Note 1, the Company applies SFAS No. 123R in accounting for its stock-based awards.

Warrants

In conjunction with issuance of the Convertible Notes in October 2007, the 2008 Convertible Promissory Notes, the AOI Fund Convertible Promissory Notes (see Note 6 for further discussion of these issuances) and various consulting arrangements entered into since inception, as of June 30, 2009, the Company has issued warrants to purchase an aggregate of 11,326,896 shares of common stock of the Company at exercise prices ranging from of $0.01 to $0.50 per share that expire five years from the date of issuance.

A summary of warrant activity for the six months ended June 30, 2009, is as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding as of December 31, 2008	9,326,896	$.22	2.5	$-
Granted	2,000,000.01
Cancelled	-
Outstanding as of June 30, 2009	11,326,896	$.18	4.0	$-

A summary of the status of the non-vested warrants for the six months ended June 30, 2009 is presented below:

	Number of Shares	Weighted- Average Grant Date Fair Value
Non-vested as of December 31, 2008	4,038,750	$.29
Granted	2,000,000	$.02
Vested	(1,100,000)	$.02
Cancelled	-	$-
Non-vested as of June 30, 2009	4,983,750	$.22

8. COMMITMENTS

During February 2009, the Company entered into a new two year lease for its new principal offices which the monthly rent is $3,300.  Rent expense incurred under this lease during the three and six months ended June 30, 2009 was $9,900 and $13,200, respectively. Total payments of $19,800, $42,000, and $7,000 are due through the December 31, 2009, 2010 and 2011, respectively.

In February 2007, the Company entered into a two year lease for its principal offices. Monthly rent was $8,400 under this lease. Rent expense incurred under this lease during the three and six months ended June 30, 2009 was none and $16,800, respectively. Rent expense during the three and six months ended June 30, 2008 was $25,200 and $50,400, respectively.

9.  RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 168, “The FASB Accounting Standards Codification and Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (“SFAS 168”). SFAS 168 establishes the FASB Standards Accounting Codification (“Codification”) as the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied to nongovernmental entities and rules and interpretive releases of the SEC as authoritative GAAP for SEC registrants. The Codification will supersede all the existing non-SEC accounting and reporting standards upon its effective date and subsequently, the FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. SFAS 168 also replaces FASB Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles” given that once in effect, the Codification will carry the same level of authority. The Company does not anticipate that the adoption of this statement will have a material impact on its consolidated financial statement footnote disclosures.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 establishes general standards for accounting for and disclosure of events that occur after the balance sheet date but before financial statements are available to be issued (“subsequent events”). More specifically, SFAS 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition in the financial statements, identifies the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that should be made about events or transactions that occur after the balance sheet date. SFAS 165 provides largely the same guidance on subsequent events which previously existed only in auditing literature. SFAS 165 is effective for financial statements issued for interim periods ending after June 15, 2009, and the adoption of this statement did not have a material impact on the consolidated financial statements.

10.  SUBSEQUENT EVENTS

The Company filed on Form 8-K on July 22, 2009, its agreement with a leading internet company to further provide professional and consulting services to design, develop and deliver software for a total fee of $50,000 expected to be completed in the second and third quarters.

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

This section should be read in conjunction with our condensed unaudited consolidated financial statements and the related notes thereto as of June 30, 2009 and for the three and six months then ended, which are included elsewhere in this report, with the audited consolidated financial statements and related notes thereto as of December 31, 2008 and for the year then ended, included in our Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 31, 2009 and with other company filings made with the SEC.

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

We earn revenue from subscriptions generated from monthly subscriptions for website hosting services. The typical subscription agreement includes the usage of a personalized website and hosting services.  As of August 14, 2009, we have generated 28,502 subscribers, 15,832 recurring subscribers, 37,096 users, and have transferred more than 5,269  gigabytes of consumer digital media across our systems.  We also earn revenue from providing professional software development services in addition to our subscription based business model.  During the three and six months ended June 30, 2009, our revenues were $376,400 and $687,400, respectively, an increase from $144,200 and $195,500 of revenues during the same period last year, respectively.  However, our revenues are not sufficient to cover our operating costs and expenses. We are in the early phases of revenue generating activities and we intend to continue marketing our product more aggressively upon the implementation of business arrangements we’ve recently entered into with marketing partners and the completion of additional debt or equity financing.

Current Conditions

Historically we have incurred significant losses and we continue to incur additional losses during the three and six months ended June 30, 2009.  Our net losses were $424,200 and $932,700 for the three and six months ended June 30, 2009, respectively, which is an improvement from net losses of $1,473,700 and $2,454,800, for the same periods last year, respectively. Our cash used in operations was $2,700 and $64,900 for the three and six months ended June 30, 2009, respectively, which is also an improvement from cash used in operations of $460,800 and $873,000 for the same periods last year, respectively. We expect our improvements in operating losses and negative cash flow to continue for the foreseeable future, although we have no assurance such positive trend shall continue.  We expect that our losses may decrease as a result of generating new revenues driven from the implementation of our business arrangements we’ve entered into with our marketing partners, however, there is no assurance that the implementations will produce sufficient revenues to cover our costs and expenses.  Our ability to become profitable depends on our ability to generate new revenue and sustain substantially higher revenue while maintaining reasonable expense levels.  In particular, although we intend to increase significantly our spending on marketing and promotional activities, these efforts may not be effective in growing our brand, increasing our subscriber base or generating new revenues.  If we do not achieve profitability, we may not be able to continue our operations.

Historically, we have relied upon private debt and equity financings as our primary source of cash and we have relied on these financings to meet our working capital needs. During the three months ended June 30, 2009, we have been able to rely primarily upon cash generated from our subscription and professional services revenues.  We expect this positive trend to continue, but provide no assurance such trend shall continue and still remain in a negative working capital position as of June 30, 2009.

Moreover, we have portions of our convertible promissory notes maturing in September and October 2009.  As of June 30, 2009, the current portion of our convertible promissory notes is $1,696,400, net of related discounts.  If those maturities are not satisfied through conversions of their principal balances into common stock, or if we are unable to successfully renegotiate the maturity dates of these notes, then we will need to rely upon additional debt or equity financing to satisfy those upcoming maturities.  As a result, we plan to continue to seek out and raise capital by sales of additional private placement equity or debt offerings during the remainder of 2009, although we have no assurance that such financings will be completed.

During the fourth quarter of 2008, we launched a strategic marketing partnership with Kiddie Kandids, America’s largest children’s photography studio chain with 185 retail locations nationwide.  We derived 33% of our total 2009 second quarter revenue from this marketing partnership and we expect this trend to continue through the foreseeable future.  It is our expectation that the growth from this strategic marketing partnership may assist us in becoming less reliant upon sourcing cash from debt and equity financings, however, we have no assurance that such growth shall continue.

Going Concern

We have not established sufficient sources of revenue to cover our operating costs and, as such, we have incurred operating losses since inception. Further, as of June 30, 2009, our cash resources were insufficient to meet our current working capital needs and on-going business plan. These and other factors raise substantial doubt about our ability to continue as a going concern. The report of the independent registered public accounting firm accompanying our financial statements for the year ended December 31, 2008, included in our Form 10-K filed with the SEC on March 31, 2009, contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern because of our operating losses and our need for additional capital.  Such doubt could make it more difficult for us to raise additional capital and may materially and adversely affect the terms of any financing that we may obtain. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of us to continue as a going concern.

Results of Operations

The Three Months Ended June 30, 2009 Compared to the Three Months Ended June 30, 2008

Total revenue was $376,400 and $144,200 for the three months ended June 30, 2009 and 2008, respectively, representing an increase of $232,200. The increase was due to an increase in subscription revenues of $124,800 during the three months ended June 30, 2009 as compared to the same period last year and an increase in professional services of $107,400 during the three months ended June 30, 2009 as compared to the same period last year.

Subscription revenues for the three months ended June 30, 2009 was $183,900 as compared to $59,100 during the same period last year. Subscription revenue increased $124,800 due to an increase in our customers to 15,288 recurring subscribers as of June 30, 2009 from 4,541 subscribers as of June 30, 2008. The increase in subscriptions was due to additional sales and marketing activities performed through a marketing partnership with Kiddie Kandids launched in the fourth quarter of 2008.  As we continue marketing activities and promotions, subscription revenues continued to increase as compared to the same period last year.   Digital media sharing products and services are relatively new, and as a result, it is difficult to determine our current market share or predict our future market share.  We believe that the market for digital media sharing products and services is growing and that related market opportunities are also expected to grow. Our revenue, profitability and future growth depend not only on the anticipated market growth, but also our ability to execute our business plan and ultimate customer acceptance of our products and services and the success or failure of our competitors.  As a result, we expect the trend of our revenues to be positive, however, provide no assurance that such will occur.

Professional services revenues for the three months ended June 30, 2009 was $192,500 as compared to $85,100 during the same period last year. The increase was due to us providing custom website design services under software development contracts entered into during the first and second quarter of 2009.  Our contracts during the period this year were for increased amount of professional services as compared to the size of our contracts the same period last year.   From time to time, we may enter into professional services agreements resulting from our strategic partnership marketing activities and as a result, revenues from professional services may recur in future periods. On April 22, 2009, we entered into a professional services agreement for an aggregate amount of $340,000 and on July 16, 2009, we entered into another agreement for additional professional services for an aggregate amount of $50,000 with the same customer.

As a result, we expect the trend of our revenues to be positive, however, provide no assurance that such will occur.   The Company derived 49% of its total revenue from a single customer during the three months ended June 30, 2009, respectively.  There was no such revenue from this same customer during the three months ended June 30, 2008, respectively.

Total cost of revenue was $188,000 and $33,200 for the three months ended June 30, 2009 and 2008, respectively, representing an increase of $154,800. The increase was due to an increase in subscription cost of revenues of $72,900 and increased cost of professional services revenue of $81,900 during the three months ended June 30, 2009, respectively.

The increase in cost of subscription revenues for the three months ended June 30, 2009 as compared to the same period last year is due to primarily having an increase in subscription sales. Cost of subscription revenues for the three months ended June 30, 2009 were mostly derived from our marketing partnerships, hosting and setup services incurred from website services provided to our subscribers.

The increase in cost of professional services revenues for the three months ended June 30, 2009 as compared to the same period last year is due to having provided increased professional services, primarily labor related costs, during the three months ended June 30, 2009 whereas there were fewer such services provided during the same period last year.

Research and development expense was none and $180,400 for the three months ended June 30, 2009 and 2008, respectively, representing a decrease of $180,400.  We significantly reduced our research and development activities including lowering development personnel and consultants which was part of a company-wide cost reduction that continued through the second quarter of 2009 as compared to the same period last year.  Moreover, our developers were primarily focused on completing our professional services agreements which lead to much less research and development activity during the second quarter of 2009 as compared to the same period last year.

Sales and marketing expense was $30,000 and $184,300 for the three months ended June 30, 2009 and 2008, respectively, representing a decrease of $154,300. The decrease was primarily due to lower amounts of sales and marketing activities and promotions during the three months ended June 30, 2009, including a decrease in marketing salaries of $63,200, media advertising of $51,100, which both reductions are due in part by a company-wide cost reduction that continued through the second quarter of 2009 as compared to the same period last year.  Also, the overall decrease in sales and marketing expense was due to non-cash stock based compensation expense decrease of $40,400 resulting from fewer stock options outstanding.

General and administrative expense was $302,600 and $1,092,600 for the three months ended June 30, 2009 and 2008, respectively, representing a decrease of $790,000. The decrease was primarily due to a decrease in salaries of $70,300 due to a company-wide cost reduction that continued through the second quarter of 2009 as compared to the same period last year. Also contributing to the decrease was a decrease in non-cash warrant expense of $611,100 a majority of which relates to warrants granted to an investor relations firm which expired unexercised in July 2008.  There were no such similar warrants granted or outstanding to our investor relations firm during the same period this year. Also, the overall decrease in general and administrative expense was due to non-cash stock based compensation expense decrease of $66,500 resulting from fewer stock options outstanding.

Interest expense was $280,000 and $127,400 for the three months ended June 30, 2009 and 2008, respectively, representing an increase of $152,600.  The increase was attributable to interest and debt discount amortization expense of $280,000 during the three months ended June 30, 2009, which was primarily related to additional borrowings of $422,000 which were not outstanding during the second quarter last year.

The Six Months Ended June 30, 2009 Compared to the Six Months Ended June 30, 2008

Total revenue was $687,400 and $195,500 for the six months ended June 30, 2009 and 2008, respectively, representing an increase of $491,900. The increase was due to an increase in subscription revenues of $280,200 during the six months ended June 30, 2009 as compared to the same period last year and an increase in professional services of $211,700 during the six months ended June 30, 2009 as compared to the same period last year.

Subscription revenues for the six months ended June 30, 2009 was $390,600 as compared to $110,400 during the same period last year. Subscription revenue increased $280,200 due to an increase in our customers to 15,288 recurring subscribers as of June 30, 2009 from 4,541 subscribers as of June 30, 2008. The increase in subscriptions was due to additional sales and marketing activities performed through a marketing partnership with Kiddie Kandids launched in the fourth quarter of 2008.

As we continue marketing activities and promotions, subscription revenues continued to increase as compared to the same period last year.   Digital media sharing products and services are relatively new, and as a result, it is difficult to determine our current market share or predict our future market share.  We believe that the market for digital media sharing products and services is growing and that related market opportunities are also expected to grow. Our revenue, profitability and future growth depend not only on the anticipated market growth, but also our ability to execute our business plan and ultimate customer acceptance of our products and services and the success or failure of our competitors.  As a result, we expect the trend of our revenues to be positive, however, provide no assurance that such will occur.

Professional services revenues for the six months ended June 30, 2009 was $296,800 as compared to $85,100 during the same period last year. The increase was due to us providing custom website design services under software development contracts entered into during the first and second quarter of 2009.  Our contracts during the period this year were for increased amount of professional services as compared to the size of our contracts the same period last year.  From time to time, we may enter into professional services agreements resulting from our strategic partnership marketing activities and as a result, revenues from professional services may recur in future periods. On April 22, 2009, we entered into a professional services agreement for an aggregate amount of $340,000 and on July 16, 2009, we entered into another agreement for additional professional services for an aggregate amount of $50,000 with the same customer. As a result, we expect the trend of our revenues to be positive, however, provide no assurance that such will occur. The Company derived 41% of its total revenue from a single customer during the six months ended June 30, 2009, respectively.  There was no such revenue from this same customer during the six months ended June 30, 2008, respectively.

Total cost of revenue was $329,500 and $44,200 for the six months ended June 30, 2009 and 2008, respectively, representing an increase of $285,300. The increase was due to an increase in subscription cost of revenues of $156,500 and increased cost of professional services revenue of $128,800 during the six months ended June 30, 2009, respectively.

The increase in cost of subscription revenues for the six months ended June 30, 2009 as compared to the same period last year is due to primarily having an increase in subscription sales. Cost of subscription revenues for the six months ended June 30, 2009 were mostly derived from our marketing partnerships, hosting and setup services incurred from website services provided to our subscribers.

The increase in cost of professional services revenues for the six months ended June 30, 2009 as compared to the same period last year is due to having provided increased professional services, primarily labor related costs, during the six months ended June 30, 2009 whereas there were fewer such services provided during the same period last year.

Research and development expense was $54,400 and $239,100 for the six months ended June 30, 2009 and 2008, respectively, representing a decrease of $184,700.  We significantly reduced our research and development activities including lowering development personnel and consultants which was part of a company-wide cost reduction that continued through the second quarter of 2009 as compared to the same period last year.  Moreover, our developers were primarily focused on completing our professional services agreements which lead to much less research and development activity during the second quarter of 2009 as compared to the same period last year.

Sales and marketing expense was $45,900 and $337,900 for the six months ended June 30, 2009 and 2008, respectively, representing a decrease of $292,000. The decrease was primarily due to lower amounts of sales and marketing activities and promotions during the six months ended June 30, 2009, including a decrease in marketing salaries of $123,300, media advertising of $109,800, which both reductions are due in part by a company-wide cost reduction that continued through the second quarter of 2009 as compared to the same period last year.  Also, the overall decrease in sales and marketing expense was due to non-cash stock based compensation expense decrease of $58,900 resulting from fewer stock options outstanding.

General and administrative expense was $692,200 and $1,791,600 for the six months ended June 30, 2009 and 2008, respectively, representing a decrease of $1,099,400. The decrease was primarily due to a decrease in salaries of $83,400 due to a company-wide cost reduction that continued through the second quarter of 2009 as compared to the same period last year. Also contributing to the decrease was a decrease in non-cash warrant expense of $846,200 a majority of which relates to warrants granted to an investor relations firm which expired unexercised in July 2008.  There were no such similar warrants granted or outstanding to our investor relations firm during the same period this year. Also, the overall decrease in general and administrative expense was due to non-cash stock based compensation expense decrease of $78,900 resulting from fewer stock options outstanding.

Interest expense was $498,100 and $237,500 for the six months ended June 30, 2009 and 2008, respectively, representing an increase of $260,600.  The increase was attributable to interest and debt discount amortization expense of $498,100 during the six months ended June 30, 2009, which was primarily related to additional borrowings of $422,000 which were not outstanding during the second quarter last year.

Change in Accounting Principles

The Company adopted EITF 07-05, beginning January 1, 2009, and applied its provisions to outstanding instruments as of that date. The cumulative effect at January 1, 2009 was a reduction to additional paid in capital of $480,800 to reclassify the beneficial conversion feature embedded in the 2007 Convertible Notes (see Note 6 to the condensed consolidated financial statements for further discussion) from equity to a liability, a net decrease in accumulated deficit of $356,100 to reflect the recording of the initial value and the change in the value of the conversion feature between its issuance date and January 1, 2009, and the recognition of a conversion feature liability of $124,700 at January 1, 2009.  Under EITF 07-05, the beneficial conversion feature is carried at fair value and adjusted quarterly.

Liquidity and Capital Resources

Cash Flows

At June 30, 2009, our cash and cash equivalents were $2,800, a decrease of $64,900 from $67,700 as of December 31, 2008.  The decrease was due to cash used in operating activities of $64,900.  We had no cash flows from investing or financing activities during the six months ended June 30, 2009.

Historically, we have incurred losses and have had capital and stockholders’ deficits and limited cash to fund our operations.  During the six months ended June 30, 2009, we have been able to rely primarily upon cash generated from our subscription and professional services revenues. We expect this positive trend to continue, but provide no assurance such trend shall continue and still remain in a negative working capital position as of June 30, 2009. Moreover, we have portions of our convertible promissory notes maturing in September and October 2009.  As of June 30, 2009, the current portion our convertible promissory notes is $1,696,400.  If those maturities are not satisfied through conversions of their principal balances into common stock, or if we are unable to successfully renegotiate the maturity dates of these notes, then we will need to rely upon additional debt or equity financing to satisfy those upcoming maturities.  As a result, we plan to continue to seek out and raise capital by sales of additional private placement equity or debt offerings during the remainder of 2009, although we have no assurance that such financings will be completed.

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

Off-Balance Sheet Arrangements

As of June 30, 2009, we had no off-balance sheet arrangements.

Related Party Transactions

As of June 30, 2008, we owed an executive officer $36,600 (see further discussion in Note 5 to the condensed unaudited consolidated financial statements).

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

Revenue Recognition— Our subscription revenue is generated from monthly subscriptions for Website hosting services. The typical subscription agreement includes the usage of a personalized website and hosting services. The individual deliverables are not independent of each other and are not sold or priced on a standalone basis. Costs to complete the Website and ready it for the end customer are minimal and are expensed to cost of revenue as incurred. Upon the completion of a customer’s signup and initial hosting of the Website, the subscription is offered free of charge for a two week trial period during which the customer can cancel at anytime. In accordance with Staff Accounting Bulletin (SAB) No. 104, after the two week trial period has ended, revenue is recognized when all of the following conditions are satisfied: (1) there is persuasive evidence of an arrangement; (2) the service has been provided to the customer; (3) the amount of fees to be paid by the customer is fixed or determinable; and (4) the collection of our fees is probable. These criteria are met monthly as our service is provided on a month-to-month basis and collections are generally made in advance of the services. There is no provision for refunds as June 30, 2009, as the Company’s historical refund experience has been minimal.  Customers signup and agree to purchase the website service on a monthly or annual basis, at the customer’s option. The monthly customers pay monthly in advance of the services, and as the services are performed, the Company recognizes subscription revenue on a daily basis.

For annual customers, upon payment of a full year’s subscription service, the subscription revenue is recorded as deferred revenue in the accompanying balance sheet. As services are performed, the Company recognizes subscription revenue ratably on a daily basis.

During the six months ended June 30, 2009, the Company also distributed its website service through a marketing partnership and shared a portion of revenue generated with the marketing partner. In accordance with Emerging Issue Task Force No. 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent, revenue is reported gross of the payment received from its marketing partner because the Company acts as the primary obligor and is responsible for the fulfillment of services.

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

Recently Issued Accounting Standards

In June 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 168, “The FASB Accounting Standards Codification and Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (“SFAS 168”). SFAS 168 establishes the FASB Standards Accounting Codification (“Codification”) as the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied to nongovernmental entities and rules and interpretive releases of the SEC as authoritative GAAP for SEC registrants. The Codification will supersede all the existing non-SEC accounting and reporting standards upon its effective date and subsequently, the FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. SFAS 168 also replaces FASB Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles” given that once in effect, the Codification will carry the same level of authority. The Company does not anticipate that the adoption of this statement will have a material impact on its consolidated financial statement footnote disclosures.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 establishes general standards for accounting for and disclosure of events that occur after the balance sheet date but before financial statements are available to be issued (“subsequent events”). More specifically, SFAS 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition in the financial statements, identifies the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that should be made about events or transactions that occur after the balance sheet date. SFAS 165 provides largely the same guidance on subsequent events which previously existed only in auditing literature. SFAS 165 is effective for financial statements issued for interim periods ending after June 15, 2009, and the adoption of this statement did not have a material impact on the consolidated financial statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk – N/A

Item 4T. Controls and Procedures

Disclosure Controls And Procedures

As required by SEC Rule 13a-15 or Rule 15d-15, our Chief Executive and Chief Financial Officers carried out an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing evaluation, we have concluded that our disclosure controls and procedures are not effective as of June 30, 2009 and that they do not allow for information required to be disclosed by us in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms;  specifically, we had  material weaknesses in our internal control over financial reporting as described in Item 9A and 9A(T) in our Annual Report on Form 10-K filed with the SEC on March 31, 2009 and those deficiencies have not yet been remediated by us. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive and Chief Financial Officers as appropriate to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting

Pursuant to Rule 13a-15(d) or Rule 15d-15(d) of the Exchange Act, our management, with participation with the Company’s Chief Executive and Chief Financial Officers, is responsible for evaluating any change in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) under the Exchange Act), that occurred during each of the Company’s fiscal quarters that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Based on the foregoing evaluation, we have concluded that there was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  We continue to have  material weaknesses in our internal control over financial reporting as described in Item 9A and 9A(T) in our Annual Report on Form 10-K filed with the SEC on March 31, 2009 and those deficiencies have not yet been remediated by us.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings - None

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

In February 2009, the Company issued 600,000 shares of common stock to non-executive employees as retention compensation.  As a result, the Company recorded $6,000 as non-cash stock compensation expense during the three months ended March 31, 2009.  In February 2009, the Company issued 1,534,000 shares of common stock for $15,340 of interest due on the 2007 Convertible Promissory Notes.   In May 2009, the Company issued 1,534,000 shares of common stock for $15,340 of interest due on the 2007 Convertible Promissory Notes.   During the three months ended June 30, 2009, the Company issued 1,162,500 shares of common stock for $23,250 of professional services.    In July 2009, we entered into a cash loan with unrelated parties for an amount of $50,000.  The loan is scheduled to be repaid in August 2009 and in conjunction with the loan, we issued 300,000 restricted common shares for a service fee related to the loan.  The offer and sale of the securities above were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Section 4(2) and Section 4(6) of the Securities Act and/or Rule 506 of Regulation D adopted thereunder.

Item 3.  Defaults Upon Senior Securities – None

Item 4.  Submission of Matters to a Vote of Security Holders – None

Item 5.  Other Information - None

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

10.23	Agreement between DigitalPost Interactive, Inc. and Local.com Corporation, dated April 22, 2009, incorporated by reference from the Registrant’s Form 8-K filed with the SEC on April 28, 2009.
10.24	Agreement between DigitalPost Interactive, Inc. and Local.com Corporation, dated July 16, 2009, incorporated by reference from the Registrant’s Form 8-K filed with the SEC on July 22, 2009.
14.1	Code of Business Conduct and Ethics as filed on form 8-K, filed January 30, 2007with the SEC, as filed on form 8k, filed February 1, 2007, incorporated by reference
21.1	List of Subsidiaries of the Company as filed on form 8-K, filed January 30, 2007 with the SEC, as filed on form 8k, filed February 1, 2007, incorporated by reference
31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Michael Sawtell
31.2	Rule 13a-14(a)/ 15d-14(a) Certification of Steven Dong
32.1	Certification Pursuant to 18 U.S.C. section 1350 of Michael Sawtell
32.2	Certification Pursuant to 18 U.S.C. section 1350 of Steven Dong

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIGITALPOST INTERACTIVE, INC. (Registrant)

August 14, 2009	/s/ Michael Sawtell
Michael Sawtell
Chief Executive Officer, President, and Sole Director

August 14, 2009	/s/ Steven Dong
Steven Dong
Chief Financial Officer