Form 10-Q
period 2009-09-30
DigitalPost Interactive, Inc.
filed 2009-11-16
CIK 1321099

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2009

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

As of November 15, 2009, there were 87,287,023 shares of the Registrant’s common stock issued and outstanding.

Item 1. Financial Statements
DIGITALPOST INTERACTIVE, INC.
CONDENSED CONSOLIDATED
BALANCE SHEETS

	September 30,	December 31,
	2009	2008
Assets	(Unaudited)
Current assets
Cash and cash equivalents	$27,000	$67,700
Accounts receivable and other current assets	90,100	22,200
Total current assets	117,100	89,900
Property and equipment, net	31,500	46,900
Web site development costs, net	146,900	195,200
Deferred financing costs	36,000	89,200
Other assets	1,500	8,300
Total assets	$333,000	$429,500

Liabilities and Stockholders' Deficit
Current liabilities
Accounts payable	$133,700	$104,100
Accrued expenses	231,700	94,600
Deferred revenue	65,600	91,600
Due to stockholder	36,600	36,600
Convertible promissory notes, net – current (Note 6)	2,259,400	1,092,000
Total current liabilities	2,727,000	1,418,900

Convertible promissory notes, net (Note 6)	-	328,600
Total liabilities	2,727,000	1,747,500

Commitments and contingencies (Note 8)

Stockholders’ deficit (Note 7)

Preferred Stock, $.001 par value; 20,000,000
shares authorized; no shares
issued and outstanding	-	-
Common Stock, $.001 par value; 480,000,000
shares authorized; 82,042,356 and 72,005,906
shares issued and outstanding	82,000	72,000
Additional paid in capital	6,212,800	6,121,400
Accumulated deficit	(8,688,800)	(7,511,400)
Stockholders’ deficit	(2,394,000)	(1,318,000)
Total liabilities and stockholders’ deficit	$333,000	$429,500

The accompanying notes to condensed unaudited consolidated financial statements are an integral part of this balance sheet.

DIGITALPOST INTERACTIVE, INC.
CONDENSED CONSOLIDATED
STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Revenues:
Subscriptions	$167,200	$59,800	$557,800	$170,200
Professional services	204,400	82,900	501,200	168,000
Total Revenue	371,600	142,700	1,059,000	338,200

Cost of Revenues:
Subscriptions	85,500	11,800	265,100	34,900
Professional services	102,500	27,400	252,500	48,400
Total Cost of Revenue	188,000	39,200	517,600	83,300

Gross Profit	183,600	103,500	541,400	254,900

Operating expenses:
Research and development	18,600	64,500	72,600	303,700
Sales and marketing	43,300	239,600	89,200	577,500
General and administrative	317,100	504,600	1,009,500	2,296,100

Total operating expenses	379,000	808,700	1,171,300	3,177,300

Loss from operations	(195,400)	(705,200)	(629,900)	(2,922,400)

Interest (expense)	(405,500)	(178,600)	(903,700)	(416,200)

Net loss	$(600,900)	$(883,800)	$(1,533,600)	$(3,338,600)

Weighted average outstanding shares	78,298,457	59,622,230	75,658,271	57,978,928

Basic and diluted loss per share	$(0.008)	$(0.015)	$(0.020)	$(0.058)

 The accompanying notes to condensed unaudited consolidated financial statements are an integral part of these statements.

DIGITALPOST INTERACTIVE, INC.
CONDENSED CONSOLIDATED
STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine	Nine
	Months Ended	Months Ended
	September 30, 2009	September 30, 2008
Cash flows from operating activities
Net loss	$(1,533,600)	$(3,338,600)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation and amortization	116,900	57,600
Non-cash stock-based compensation	482,100	1,783,200
Amortization of debt discount	464,700	313,200
Beneficial conversion feature liability	249,500	-

Changes in operating assets and liabilities:
Accounts receivable and other assets	(67,900)	(3,800)
Other assets	6,800	(34,000)
Accounts payable	29,700	40,300
Accrued expenses	137,100	(11,400)
Deferred revenue	(26,000)	41,300
Net cash used by operating activities	(140,700)	(1,152,200)
Cash flows from investing activities
Acquisition of property and equipment	-	(3,300)
Acquisition and development of software	-	(104,400)
Net cash used by investing activities	-	(107,700)
Cash flows from financing activities
Proceeds from the issuance of common stock	100,000	888,000
Proceeds from convertible notes	-	850,000
Payments made on shareholder loans	-	(17,400)
Financing cost	-	(117,500)
Net cash provided by financing activities	100,000	1,603,100
Net (decrease) increase in cash and cash equivalents	(40,700)	343,200
Cash and cash equivalents, beginning of period	67,700	88,400
Cash and cash equivalents, end of period	$27,000	$431,600

Supplemental disclosures:
Cash paid for income taxes	$3,400	$1,600
Cash paid for interest	$85,300	$23,600

Supplemental disclosures of non cash activities:
Common stock issued for interest	$46,000	$44,900
Common stock issued for professional services and fees	$106,000	$-
Change in accounting principle – see Note 1

The accompanying notes to condensed unaudited consolidated financial statements are an integral part of these statements.

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

In the opinion of management, all adjustments, including normal recurring adjustments, considered necessary for a fair presentation have been included. The accompanying condensed unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company included in the Company’s 2008 Form 10-K as filed with the U.S. Securities and Exchange Commission (“SEC”) on March 31, 2009. Operating results for the three and nine month period ended September 30, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2009.

The Company has evaluated events or transactions that have occurred subsequent to the balance sheet date of September 30, 2009 through November 16, 2009, which is the date of issuance of the financial statements.

Basis of Consolidation

The accompanying consolidated financial statements include the accounts of DPI and TFP (as defined below in Note 2) DPI’s wholly-owned subsidiary.

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

Costs incurred internally in creating its software products are charged to research and development expense until technological feasibility has been established for the related product.  Technical feasibility is deemed to have been established upon completion of a detail program design or completion of a working model.  Subsequent to technological feasibility having been established, software production costs shall be capitalized and reported at the lower of amortized cost or net realizable value.

As of September 30, 2009, and December 31, 2008, the Company capitalized $146,900 and $195,200, respectively, net of accumulated amortization, related to its web site and software development (Note 4).

Research and Development Costs

The Company expenses research and development costs as incurred.

Revenue Recognition

The Company’s subscription revenues are generated from monthly subscriptions for web site hosting services. The typical subscription agreement includes the usage of a personalized web site and hosting services. The individual deliverables are not independent of each other and are not sold or priced on a standalone basis. Costs to complete the web site and prepare it for the use of an end customer are minimal, and are expensed to cost of revenues as incurred. Upon the completion of a customer’s signup and initial hosting of the web site, the subscription is offered free of charge for a two week trial period during which the customer can cancel at anytime. In accordance with SAB No. 104, after the two week trial period has ended, revenue is recognized when all of the following conditions are satisfied: (1) there is persuasive evidence of an arrangement; (2) the service has been provided to the customer; (3) the amount of fees to be paid by the customer is fixed or determinable; and (4) the collection of the Company’s fees is probable. These criteria are met monthly as the Company’s service is provided on a month-to-month basis, and collections are generally made in advance of the services. There is no provision for refunds as of September 30, 2009, as the Company’s historical refund experience has been minimal.

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

During the three and nine months ended September 30, 2009, the Company also distributed its web site through a marketing partnership and shared a portion of revenue generated with the marketing partner. Revenue is reported gross of the payment received from its marketing partner because the Company acts as the primary obligor and is responsible for the fulfillment of services. The Company derived 33% and 38% of its total revenue from the marketing partner during the three and nine months ended September 30, 2009, respectively.  There was no such revenue from the marketing partner during the three and nine months ended September 30, 2008, respectively.

Professional services revenue is generated from custom website design services. The Company’s professional services revenue from contracts for custom website design is recorded using a proportional performance model based on labor hours incurred. The extent of progress toward completion is measured by the labor hours incurred as a percentage of total estimated labor hours to complete. Labor hours are the most appropriate measure to allocate revenue among reporting periods, as they are the primary input to the provision of our professional services. The Company derived 51% and 36% of its total professional service revenue from a single customer during the three and nine months ended September 30, 2009, respectively. The Company derived 37% and 40% of its total professional service revenue from a second single customer during the three and nine months ended September 30, 2009, respectively.

Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Due to the anti-dilutive nature of the Company’s potential common shares, there is no effect on the calculation of weighted average shares for diluted net loss per common share. As a result, the basic and diluted net losses attributable per common share amounts are identical. 49,172,309 shares of potentially dilutive securities have been excluded for three and nine month periods ended September 30, 2009, respectively, because their effect was anti-dilutive. 48,383,736 shares of potentially dilutive securities have been excluded for each of the three and nine month periods ended September 30, 2008, because their effect was anti-dilutive.

Stock-Based Compensation

The cost of all employee stock options, as well as other equity-based compensation arrangements, are reflected in the consolidated  financial statements based on the estimated fair value of the awards. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period (usually the vesting period).

The Company’s 2009 calculations were made using the Black-Scholes option-pricing model with the following weighted average assumptions: expected life of 4.5 years; 447% stock price volatility; risk-free interest rate of 2.4%; forfeitures rate of 6% and no dividends during the expected term. During the three and nine month period ended September 30, 2009, the Company recognized stock based compensation expense of $156,200 and $482,100, respectively. During three and nine month period ended September 30, 2008, the Company recognized stock based compensation expense of $362,200, and $1,783,200, respectively.

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of September 30, 2009, the carrying value of accounts receivable and payable, loans from stockholders and accrued liabilities approximated fair value due to the short-term nature and maturity of these instruments.  The fair value of the 2007 Convertible Promissory Notes and 2008 Convertible Promissory Notes (See Note 6) have not been estimated since the cost of doing so would be excessively prohibitive and not practicable.

Concentration of Risk

As of September 30, 2009, the Company maintained its cash account at one commercial bank. The cash balance at September 30, 2009 does not exceed the FDIC coverage limit.

Advertising

Advertising and promotion costs are charged to operations when incurred. For the three and nine months ended September 30, 2009, advertising and promotion costs amounted to $4,400 and $8,400 respectively. For the three and nine months ended September 30, 2008, advertising and promotion costs amounted to $72,400 and $198,100 respectively.

Impairment of Long-Lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives when events or circumstances lead management to believe that the carrying value of an asset may not be recoverable. For the three and nine months ended September 30, 2009 and 2008, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

Deferred Finance Costs

The Company defers as other assets the direct incremental costs of raising capital until such time as the offering is completed. At the time of the completion of the offering, the costs are charged against the capital raised. Should the offering be terminated, deferred offering costs are charged to operations during the period in which the offering is terminated.

Estimates

The consolidated financial statements are prepared on the basis of accounting principles generally accepted in the United States of America. The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of September 30, 2009, and expenses for the three and nine months ended September 30, 2009 and 2008. Actual results could differ from those estimates made by management.

Income Taxes

The process of preparing the financial statements requires management estimates of income taxes in each of the jurisdictions that the Company operates. This process involves estimating current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in the balance sheet. The Company utilizes an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. Management must assess the likelihood that the deferred tax assets or liabilities will be realized for future periods, and to the extent management believes that realization is not likely, must establish a valuation allowance. To the extent a valuation allowance is created or adjusted in a period, the Company must include an expense or benefit, within the tax provision in the statements of operations. Significant management judgment is required in determining the provision for income taxes, deferred tax asset and liabilities and any valuation allowance recorded against net deferred tax assets. It is possible that different tax models, and the selection of different input variables, could produce a materially different estimate of the provision, asset, liability and valuation allowance. The Company determined that it was unlikely to realize any future benefit from the deferred tax asset in 2009 and 2008 and therefore booked a 100% valuation allowance both years resulting in the elimination of the deferred tax asset from the Company's balance sheet as of September 30, 2009 and 2008.

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

2.           GOING CONCERN AND MANAGEMENT’S PLANS

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate the continuation of the Company as a going concern. The Company has not established sufficient sources of revenue to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of September 30, 2009, the cash resources of the Company are insufficient to meet its current working capital needs and on going business plan. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern. During the three months ended September 30, 2009, the Company raised additional working capital of $100,000 from private equity financing.  Since inception, the Company has raised an aggregate amount of approximately $5.0 million in private debt and equity financing. The offer and sale of the securities above were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in (i) Section 4(2) of the Securities Act and/or Rule 506 of Regulation D promulgated thereunder or (ii) Rule 501 of Regulation S.

Since the cash resources of the Company as of September 30, 2009 are insufficient to meet its current working capital needs and on going business plan, the Company is seeking to raise additional funds either through additional debt or equity financings during the remainder of 2009.  Also, the Company expects to improve its cash flow from operating activities through continued cost reductions and its continued implementation of a strategic marketing partnerships.

3.           PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	September 30, 2009	December 31, 2008

Computer equipment and software	$53,100	$53,100
Furniture and fixtures	37,500	37,500
Less -accumulated depreciation and amortization	(59,100)	(43,700)
	$31,500	$46,900

4.           WEB SITE DEVELOPMENT COSTS

Web site development costs consisted of the following:
	September 30, 2009	December 31, 2008

Web site development costs	$323,800	$323,800
Less -accumulated amortization	(176,900)	(128,600)
	$146,900	$195,200

5.           DUE TO STOCKHOLDER AND RELATED PARTY TRANSACTIONS

As of September 30, 2009 and December 31, 2008, $36,600 was due to an officer of the Company, who is also a principal stockholder. The amount due to the officer does not bear interest, is not collateralized and has no formal repayment terms.  During the nine months ended September 30, 2009 and 2008, no amounts and $14,400 of the net amount owed was paid to the officer, respectively.

The Company filed on Form 8-K on November 3, 2009, discussing the November 2009 granting of options to purchase up to 6,900,000 shares of common stock granted to the Company’s employees, which includes options to purchase up to 2,750,000 and 2,250,000 granted to the Company’s chief executive officer and chief financial officer, respectively.  The options granted can be exercised at $0.05 per share.

6.           CONVERTIBLE PROMISSORY NOTES

The 2007 Convertible Promissory Notes

During October 2007, the Company commenced a private offering of its securities for the purpose of raising capital whereby it entered into Convertible Notes with nine accredited investors, one of which is the chief financial officer of the Company. Pursuant to the terms of the offering, the investors purchased an aggregate of $767,000 of 8% senior secured convertible notes and were issued warrants to purchase shares of the Company’s common stock (the “2007 Convertible Notes”). The secured convertible notes in the event of default become secured by the Company’s assets and were initially due two years from the date of each note, but are subordinate to the AOI Fund Convertible Promissory Notes discussed below.  Initially, each secured convertible note holder had the right, at any time, to convert their note into shares of the Company’s common stock at a conversion ratio of one share of common stock for each $0.40 of principal amount of their note for a maximum potential aggregate of 1,917,500 shares of common stock; in addition, the investors were issued warrants to purchase an aggregate of 1,917,500 shares of common stock at an exercise price of $0.50 per share that expire five years from the date of issuance.  Half of these warrants are exercisable immediately and the remaining half are exercisable upon the conversion of the related notes payable. Initially, for a period of twelve months after the effective date, if the Company sells common stock at a price per share below the conversion price of $0.40 per share, the conversion price will adjust accordingly downward to the new lower sales price per share.  Since then, the Company has sold securities at a lower price of $0.123 per share, as a result the Company is obligated to lower the conversion price from $0.40 per share to the same $0.123 per share price which gives each investor the right, at any time, to convert their note into shares of the Company’s common stock at a conversion ratio of one share of common stock for each $0.123 of principal amount of their note for a maximum potential aggregate of 6,235,772 shares of common stock.  In connection with this financing, a form of the convertible notes agreement was filed with the Securities and Exchange Commission on Form 8-K, dated October 4, 2007. The offer and sale of the securities underlying the convertible notes were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Sections 4(2) of the Securities Act of 1933 and/or Rule 506 of Regulation D adopted thereunder.

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

Upon issuance in 2007, the beneficial conversion feature qualified, under EITF 00-19, for classification as equity and $480,800 was recorded as additional paid in capital and discount on debt to be amortized over the term of 2007 Convertible Notes. Since the intrinsic value of the conversion feature was greater than the proceeds allocated to the convertible notes, the amount of the discount assigned to the conversion feature is limited to the amount of the proceeds allocated to the convertible notes.  On January 1, 2009, the conversion feature, under EITF 07-05, was reclassified from equity to liabilities and marked to market. The value of the conversion feature decreased by $883,100 from the date of issuance to January 1, 2009.  The cumulative effect at January 1, 2009 was a reduction to additional paid in capital of $480,800 to reclassify the conversion feature embedded in the 2007 Convertible Notes from equity to a liability, a net decrease in accumulated deficit of $356,100 to reflect the recording of the initial value and the change in the value of the conversion feature between its issuance date and January 1, 2009, and the recognition of a conversion feature liability of $124,700. Under EITF 07-05 and SFAS 133, the conversion feature will be carried at fair value and adjusted quarterly.  For the three and nine months ended September 30, 2009, $187,100 and $249,500 respectively, was incurred in valuation expense to mark the conversion feature to its market value of $374,200 as of September 30, 2009.  The change in the valuation of the conversion feature was primarily driven by an increase in the Company’s stock price including minor changes in the related volatility during the quarter ended September 30, 2009. If the stock price and volatility continues to change from the quarter ended September 30, 2009, the Company may have to record additional adjustments to the valuation of its conversion feature. Also see Changes in Accounting Principles above.

Interest charges associated with the convertible notes, including amortization of the discounts associated with the conversion feature and the vested warrants, totaled $93,300 and $280,000 for the three and nine months ended September 30, 2009.  Interest charges associated with the convertible notes, including amortization of the discounts associated with the beneficial conversion feature and the vested warrants, totaled $93,300 and $280,000 for the three and nine months ended September 30, 2008, respectively.

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

In May 2008, the Company entered into subordination agreements with the holders of the 2007 Convertible Notes whereby the holders agreed that their senior security interest shall be subordinate to the AOI Fund Convertible Promissory Notes (see below).  As consideration, the Company provided the holders with warrants to purchase an aggregate of 500,000 shares of the Company's common stock at an exercise price of $0.18 per share.

In March 2009, the Company entered into interest amendment agreements with the holders of the 2007 Convertible Notes whereby the holders agreed that with respect to the option of receiving payment of interest in the Company’s common stock  to include a minimum valuation of $0.01 per share whereas according to the amendment, the valuation of the interest shares paid shall be calculated at the higher of either $0.01 per share or 50% of the average closing price. As consideration, the Company provided the holders with warrants to purchase an aggregate of 2,000,000 shares of the Company's common stock at an exercise price of $0.01 per share.

On November 13, 2009, the 2007 Convertible Note holders have extended their term of the notes from two years to three years, thereby extending the maturity date an additional year.  As consideration for the extension, the Company agreed to lower the conversion price from $0.123 per share to $0.08 per share.  As a result, the extension agreement gives each investor the right, at any time, to convert their note into shares of the Company’s common stock at a conversion ratio of one share of common stock for each $0.08 of principal amount of their note for a maximum potential aggregate of 9,587,500 shares of common stock.

The 2008 Convertible Promissory Notes

In May 2008, four individual investors purchased an aggregate of $100,000 of 12% secured convertible notes and were issued warrants to purchase shares of the Company’s common stock (the “2008 Convertible Notes”). Each convertible note holder has the right, at any time, to convert their note into shares of the Company’s common stock at a conversion ratio of one share of common stock for each $0.14 of principal amount of their note for a maximum potential aggregate of 714,285 shares of common stock; in addition, the investors were issued warrants to purchase an aggregate of 357,143 shares of common stock at an exercise price of $0.14 per share that expire five years from the date of issuance.  Additionally, the convertible notes are secured by approximately 1.4 million restricted shares of the Company’s common stock.  In December 2008, the maturity date of these notes was extended to December 2009.  The offer and sale of the securities underlying the convertible notes were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Sections 4(2) of the Securities Act of 1933 and/or Rule 506 of Regulation D adopted thereunder.

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

Interest charges associated with the convertible notes, including amortization of the discounts associated with the beneficial conversion feature and the vested warrants, totaled $3,000 and $9,000 for the three and nine months ended September 30, 2009, respectively.  Interest charges associated with the convertible notes, including amortization of the discounts associated with the beneficial conversion feature and the vested warrants, totaled $34,700 and $57,900 for the three and nine month periods ended September 30, 2008, respectively.

The AOI Fund Convertible Promissory Notes

In each of the months of May 2008, June 2008 and July 2008, an investor purchased $242,400 of 15% secured convertible notes for an aggregate amount of $727,300 for all three notes and was issued warrants to purchase shares of our common stock (the “AOI Convertible Notes”). Initially, the convertible note holder had the right, at any time, to convert their note into shares of our common stock at a conversion ratio of one share of common stock for each $0.25 of principal amount of their note for a maximum potential aggregate amount of 2,909,088 shares of common stock; in addition, the investors were issued “Series A Warrants" to purchase an aggregate amount of 290,907 shares of common stock at an exercise price of $0.25 per share that expire five years from the date of issuance and “Series B Warrants” to purchase an aggregate amount of 290,907 shares of common stock at an exercise price of $0.30 per share that expire five years from the date of issuance.  Additionally, the convertible notes are secured by a security interest in all assets of the Company. On October 23, 2009, the Company amended the convertible notes and entered in to an Extension Option and Securities Amendment, which extends the due dates of the AOI Convertible Notes with an aggregate original face amount of $727,273 by successive one month periods up to December 31, 2010 at the Company’s option.  In consideration for the option to extend the maturity date of the convertible notes, the company agreed to issue 500,000 shares of its restricted common stock to the investor, lower the conversion price of the convertible notes to $0.10 per share, which means the convertible notes are currently convertible into 7,272,730 shares of company common stock in the aggregate, and, for every month the maturity date of the convertible notes have been extended, the company agrees to increase the principal amount of each of convertible notes by one and one-half percent of the then current principal amount.  The warrant exercise price for Series A and Series B warrants were also amended to $ $0.10 per share.  The Extension Option and Securities Amendment was filed with the Securities and Exchange Commission on Form 8-K, dated October 23, 2009. The Series A Warrants also have a put option in the amount in aggregate of $180,000 which can only be exercised after the two year anniversary date of the convertible notes.  The Series B Warrants have no put option.  The convertible notes included an original issue discount in aggregate of $127,200.   The offer and sale of the securities underlying these convertible notes were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Sections 4(2) of the Securities Act of 1933 and/or Rule 506 of Regulation D adopted thereunder.

The Company determined that the embedded conversion option in the AOI Convertible Notes qualifies for equity classification under EITF 00-19, qualifies for the scope exception of paragraph 11(a) of SFAS 133, and is not bifurcated from the host contract. The Company also determined that the warrants issued to the note holders qualify for equity classification under the provisions of SFAS 133 and EITF 00-19. In accordance with the provisions of Accounting Principles Board Opinion No. 14, the Company allocated the net proceeds received in this transaction to each of the convertible notes and common stock purchase warrants based on their relative estimated fair values. As a result, the Company allocated an aggregate amount of $550,700 to the convertible notes and an aggregate amount of $49,300 to the common stock purchase warrants, which was recorded in additional paid-in-capital. In accordance with the consensus of EITF issues 98-5 and 00-27, management determined that the convertible notes did not contain a beneficial conversion feature based on the effective conversion price after allocating proceeds of the convertible notes to the common stock purchase warrants. The amounts recorded for the common stock purchase warrants are amortized as interest expense over the term of the convertible notes.

In September 2008, the same investor purchased for a fourth investment, $180,000 of the AOI Convertible Notes (15% secured convertible notes) and were issued warrants to purchase shares of our common stock. The convertible note holder has the right, at any time, to convert their note into shares of our common stock at a conversion ratio of one share of common stock for each $0.123 of principal amount of their note for a maximum potential aggregate of 1,463,414 shares of common stock; in addition, the investors were issued “Series C Warrants" to purchase 750,000 shares of common stock at an exercise price of $0.123 per share that expire five years from the date of issuance and “Series D Warrants” to purchase 750,000 shares of common stock at an exercise price of $.15 per share that expire five years from the date of issuance.  The Series D Warrants also have a put option in the amount of $45,000 which can only be exercised after the one year anniversary date of the convertible note.  The Series C Warrants have no put option.  The convertible note included an original issue discount of $30,000 and original maturity date of September 26, 2008.  Additionally, the convertible notes are secured by a security interest in all assets of the Company.  On October 16, 2009, we entered in to an Extension and Modification Agreement, which extends the due date of the AOI Convertible Note with an aggregate original face amount of $180,000 and an original maturity date of September 26, 2009  to a new amended due date of December 26, 2009.  In consideration for such extension, the company agreed to issue 500,000 shares of its restricted common stock to the investor and increase the face of the note to $187,500.  The warrant exercise price for Series C and Series D warrants were also amended to $ $0.10 per share.  The Extension and Modification Agreement was filed with the Securities and Exchange Commission on Form 8-K, dated October 23, 2009. The offer and sale of the securities underlying these convertible notes were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Sections 4(2) of the Securities Act of 1933 and/or Rule 506 of Regulation D adopted thereunder.

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

Interest charges associated with all four AOI Fund Convertible Promissory Notes, including amortization of the discounts associated with the original issue discount, put option and the vested warrants, totaled $102,500 and $306,700 for the three and nine months ended September 30, 2009, respectively.  Interest charges associated with all four AOI Fund Convertible Promissory Notes, including amortization of the discounts associated with the original issue discount, put option and the vested warrants, totaled $48,900 and $61,400 for the three and nine months ended September 30, 2008, respectively.

Outstanding Convertible Promissory Notes  are as follows:

	September 30, 2009	December 31, 2008

The 2007 Convertible Promissory Notes	$767,000	$767,000
The 2008 Convertible Promissory Notes	117,000	108,000
The AOI Fund Promissory Notes	907,300	907,300
The AOI Fund Promissory Notes Put Option	220,200	192,500
Conversion Feature Liability	374,300	-
Total borrowings	2,385,800	1,974,800
Debt discount	(126,400)	(554,200)
Total borrowings less debt discount	2,259,400	1,420,600
Less current portion	2,259,400	1,092,000
Noncurrent portion	$-	$328,600

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

Shares Issued

In August 2009, the Company issued 1,022,667 shares of common stock for $15,340 of interest due on the 2007 Convertible Promissory Notes.

During the three months ended September 30, 2009, the Company issued 850,000 shares of common stock for $19,750 of professional services.

During the three months ended September 30, 2009, the Company issued 3,333,333 shares of common stock for $100,000 cash proceeds.

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

The Company recognized stock-based compensation expense of $482,100 and $1,783,200 for the nine months ended September 30, 2009, and 2008, respectively. The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model. Until the quarterly period ended March 31, 2008, the expected volatility was based on industry comparables as the Company recently became a publicly held company and trading volumes have been low.  The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected term of options granted is based on the remaining expected life of the option. The following weighted average assumptions were used for the options granted during the nine months ended September 30, 2009 and 2008:

	Nine Months Ended September 30,
	2009	2008
Expected volatility	442.0%	280.0%
Risk-free rate	2.9%	3.1%
Expected Term	4.5 years	3.5 years

A summary of stock option activity for the nine months ended September 30, 2009, is as follows:
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding as of December 31, 2008	27,399,032	$.09
Granted	400,000	$.06
Cancelled	(1,276,183)	$.11
Outstanding as of September 30, 2009	26,522,849	$.09	3	$-

A summary of the status of the nonvested options for the nine months ended September 30, 2009 is presented below:

	Number of Shares	Weighted- Average Grant Date Fair Value
Nonvested as of December 31, 2008	10,182,439	$.09
Granted	400,000	$.06
Vested	(1,549,342)	$.08
Cancelled	(437,500)	$.20
Nonvested as of September 30, 2009	8,595,597	$.09

Information regarding the weighted-average remaining contractual life and weighted-average exercise price of options outstanding and options exercisable at September 30, 2009, for selected price ranges is as follows:

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life(in Years)	Weighted Average Exercise Price per Share	Number Exercisable	Weighted Average Exercise Price per Share
$ .04 - .18	23,627,849	2.9	$ .05	16,179,752	$ .07
$ .18 - .27	2,895,000	3.0	$ .27	1,747,500	$ .27
	26,522,849			17,927,252

Warrants

In conjunction with issuance of the 2007 Convertible Promissory Notes, the 2008 Convertible Promissory Notes, the AOI Fund Convertible Promissory Notes (see Note 6 for further discussion of these issuances) and various consulting arrangements entered into since inception, as of September 30, 2009, the Company has issued warrants to purchase an aggregate of 11,507,896 shares of common stock of the Company at exercise prices ranging from of $0.01 to $0.50 per share that expire five years from the date of issuance.

A summary of warrant activity for the nine months ended September 30, 2009, is as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding as of December 31, 2008	9,326,896	$.22	2.5	$-
Granted	2,181,000.01
Cancelled	-
Outstanding as of September 30, 2009	11,507,896	$.21	3.8	$-

A summary of the status of the non-vested warrants for the nine months ended September 30, 2009 is presented below:

	Number of Shares	Weighted- Average Grant Date Fair Value
Non-vested as of December 31, 2008	4,038,750	$.29
Granted	2,181,000	$.02
Vested	(1,281,000)	$.02
Cancelled	-	$-
Non-vested as of September 30, 2009	4,983,750	$.22

8.           COMMITMENTS

During February 2009, the Company entered into a new two year lease for its new principal offices which the monthly rent is $3,300.  Rent expense incurred under this lease during the three and nine months ended September 30, 2009 was $9,900 and $23,300, respectively. Total payments of $9,900, $42,000, and $7,000 are due through the December 31, 2009, 2010 and 2011, respectively.

In February 2007, the Company entered into a two year lease for its principal offices. Monthly rent was $8,400 under this lease. Rent expense incurred under this lease during the three and nine months ended September 30, 2009 was none and $18,400, respectively. Rent expense during the three and nine months ended September 30, 2008 was $25,200 and $75,600, respectively.

9.	RECENT ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification 105, Generally Accepted Accounting Principles (“ASC 105”). ASC 105 is the single source of authoritative nongovernmental U.S. generally accepted accounting principles (“GAAP”), superseding existing FASB, American Institute of Certified Public Accountants (“AICPA”), Emerging Issues Task Force (“EITF”), and related accounting literature. ASC 105 reorganizes the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure. Also included is relevant Securities and Exchange Commission guidance organized using the same topical structure in separate sections. ASC 105 is effective for financial statements issued for reporting periods ending after September 15, 2009. Most references to authoritative accounting literature in the Company’s financial statements issued for reporting periods ending after September 15, 2009 are referenced in accordance with ASC 105.

In September 2009, the FASB issued authoritative guidance (ASU 2009-13) regarding multiple-deliverable revenue arrangements that addresses how to separate deliverables and how to measure and allocate consideration to one or more units of accounting. Specifically, the guidance requires that consideration be allocated among multiple deliverables based on relative selling prices. The guidance establishes a selling price hierarchy of (1) vendor-specific objective evidence, (2) third-party evidence and (3) estimated selling price. This guidance is effective for annual periods beginning after June 15, 2010, but may be early adopted as of the beginning of an annual period. The Company is currently evaluating the effect that this guidance will have on its consolidated financial position and results of operations.

From time to time, new accounting pronouncements are issued by the FASB or other standards setting bodies that we adopt as of the specified effective date. Unless otherwise discussed in these financial statements and notes or in our financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2008, we believe the impact of any other recently issued standards that are not yet effective are either not applicable at this time or will not have a material impact on the consolidated financial statements upon adoption.

10.           SUBSEQUENT EVENTS

The Company filed on Form 8-K on November 3, 2009, discussing the extension agreements we entered into with the holder of the AOI Fund Convertible Promissory Notes (see Note 6), a private equity financing of $100,000 cash proceeds received in October 2009, 811,344 common shares the Company issued in October 2009 with respect to interest due on convertible promissory notes and professional services rendered, and, the November 2009 granting of options to purchase up to 6,900,000 shares of common stock granted to the Company’s employees, which includes options to purchase up to 2,750,000 and 2,250,000 granted to the Company’s chief executive officer and chief financial officer, respectively.  The options granted can be exercised at $0.05 per share.

On November 13, 2009, the 2007 Convertible Note holders have extended their term of the notes from two years to three years, thereby extending the maturity date an additional year.  As consideration for the extension, the Company agreed to lower the conversion price from $0.123 per share to $0.08 per share.  As a result, the extension agreement gives each investor the right, at any time, to convert their note into shares of the Company’s common stock at a conversion ratio of one share of common stock for each $0.08 of principal amount of their note for a maximum potential aggregate of 9,587,500 shares of common stock.

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

This section should be read in conjunction with our condensed unaudited consolidated financial statements and the related notes thereto as of September 30, 2009 and for the three and nine months then ended, which are included elsewhere in this report, with the audited consolidated financial statements and related notes thereto as of December 31, 2008 and for the year then ended, included in our Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 31, 2009 and with other company filings made with the SEC.

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

We earn revenue primarily from subscriptions generated from monthly subscriptions for Website hosting services. The typical subscription agreement includes the usage of a personalized website and hosting services.  As of November 16, 2009, we have generated 31,017 subscribers, 16,175 recurring subscribers, 40,654 users, and have transferred more than 5,707 gigabytes of consumer digital media across our systems.  We also earn revenue from providing professional software development services in addition to our subscription based business model.  During the three and nine months ended September 30, 2009, our revenues were $371,600 and $1,059,400, respectively, an increase from $228,900 and $720,800 of revenues during the same period last year, respectively.  However, our revenues are not sufficient to cover our operating costs and expenses. We are in the early phases of revenue generating activities and we intend to continue marketing our product more aggressively upon the implementation of business arrangements we’ve recently entered into with marketing partners and the completion of additional debt or equity financing.

Current Conditions

Historically we have incurred significant losses and we continue to incur additional losses during the three and nine months ended September 30, 2009.  Our net losses were $600,900 and $1,533,600 for the three and nine months ended September 30, 2009, respectively, which is an improvement from net losses of $883,800 and $3,338,600, for the same periods last year, respectively. Our cash used in operations was $75,600 and $140,700 for the three and nine months ended September 30, 2009, respectively, which is also an improvement from cash used in operations of $279,200 and $1,152,200 for the same periods last year, respectively. We expect our improvements in operating losses and negative cash flow to continue for the foreseeable future, although we have no assurance such positive trend shall continue.  We expect that our losses may decrease as a result of generating new revenues driven from the implementation of our recently announced business arrangements we’ve entered into with our business partners, however, there is no assurance that the implementations will produce sufficient revenues to cover our costs and expenses.  Our ability to become profitable depends on our ability to generate new revenue and sustain substantially higher revenue while maintaining reasonable expense levels.  In particular, although we intend to increase significantly our spending on marketing and promotional activities, these efforts may not be effective in growing our brand, increasing our subscriber base or generating new revenues.  If we do not achieve profitability, we may not be able to continue our operations.

Historically, we have relied upon private debt and equity financings as our primary source of cash and we have relied on these financings to meet our working capital needs. During the three months ended September 30, 2009, we have been able to rely upon cash generated from our subscription and professional services revenues and $100,000 cash proceeds generated from an equity private placement accomplished in September 2009.  We continue to work towards a positive cash flow trend, but provide no assurance such trend shall be accomplished and we still remain in a negative working capital position as of September 30, 2009.  Moreover, principal portions of certain other convertible promissory notes in the aggregate amount of $287,000 are maturing in December 2009 with all of the remaining balances due within one year of December 2009.   If those maturities are not satisfied through conversions of their principal balances into common stock, or if we are unable to successfully renegotiate the maturity dates of those notes, then we will need to rely upon additional debt or equity financing to satisfy those upcoming maturities.  As a result, we plan to continue to seek out and raise capital by sales of additional private placement equity or debt offerings during the remainder of 2009, although we have no assurance that such financings will be completed.

During the fourth quarter of 2008, we launched a strategic marketing partnership with Kiddie Kandids, America’s largest children’s photography studio chain with 185 retail locations nationwide.  We derived 33% of our total 2009 third quarter revenue from this marketing partnership and we expect this trend to continue through the foreseeable future.  It is our expectation that the growth from this and other strategic marketing partnerships may assist us in becoming less reliant upon sourcing cash from debt and equity financings, however, we have no assurance that such growth shall continue.

Going Concern

We have not established sufficient sources of revenue to cover our operating costs and, as such, we have incurred operating losses since inception. Further, as of September 30, 2009, our cash resources were insufficient to meet our current working capital needs and on-going business plan. These and other factors raise substantial doubt about our ability to continue as a going concern. The report of the independent registered public accounting firm accompanying our financial statements for the year ended December 31, 2008, included in our Form 10-K filed with the SEC on March 31, 2009, contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern because of our operating losses and our need for additional capital.  Such doubt could make it more difficult for us to raise additional capital and may materially and adversely affect the terms of any financing that we may obtain. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of us to continue as a going concern.

Results of Operations

The Three Months Ended September 30, 2009 Compared to the Three Months Ended September 30, 2008

Total revenue was $371,600 and $142,700 for the three months ended September 30, 2009 and 2008, respectively, representing an increase of $228,900. The increase was due to an increase in subscription revenues of $107,400 during the three months ended September 30, 2009 as compared the same period last year and an increase in professional services of $121,500 during the three months ended September 30, 2009 as compared to the same period last year.

Subscription revenues for the three months ended September 30, 2009 was $167,200 as compared to $59,800 during the same period last year. Subscription revenue increased $107,400 due to an increase in our customers to 15,747 recurring subscribers as of September 30, 2009 from 5,187 subscribers as of September 30, 2008. The increase in subscriptions was due to additional sales and marketing activities performed through a marketing partnership with Kiddie Kandids launched in the fourth quarter of 2008.  As we continue marketing activities and promotions, subscription revenues continued to increase as compared to the same period last year.   Digital media sharing products and services are relatively new, and as a result, it is difficult to determine our current market share or predict our future market share.  We believe that the market for digital media sharing products and services is growing and that related market opportunities are also expected to grow. Our revenue, profitability and future growth depend not only on the anticipated market growth, but also our ability to execute our business plan and ultimate customer acceptance of our products and services and the success or failure of our competitors.  As a result, we expect the trend of our revenues to be positive, however, provide no assurance that such will occur.

Professional services revenues for the three months ended September 30, 2009 was $204,400 as compared to $82,900 during the same period last year. The increase was due to us providing custom website design services under software development contracts entered into during 2009.  Our contracts during the period this year were for increased amount of professional services as compared to the size of our contracts the same period last year.   From time to time, we may enter into professional services agreements resulting from our strategic partnership marketing activities and as a result, revenues from professional services may recur in future periods. On April 22, 2009, we entered into a professional services agreement for an aggregate amount of $340,000 and on July 16, 2009, we entered into another agreement for additional professional services for an aggregate amount of $50,000 with the same customer.  The Company derived 51% of its total revenue from a single customer during the three months ended September 30, 2009, respectively.  The Company derived 37% of its total revenue from a second single customer during the three months ended September 30, 2008, respectively.

Total cost of revenue was $188,000 and $39,200 for the three months ended September 30, 2009 and 2008, respectively, representing an increase of $148,800. The increase was due to an increase in subscription cost of revenues of $73,700 and increased cost of professional services revenue of $75,100 during the three months ended September 30, 2009, respectively.

The increase in cost of subscription revenues for the three months ended September 30, 2009 as compared to the same period last year is due to primarily having an increase in subscription sales. Cost of subscription revenues for the three months ended September 30, 2009 were mostly derived from our marketing partnerships, hosting and setup services incurred from website services provided to our subscribers.

The increase in cost of professional services revenues for the three months ended September 30, 2009 as compared to the same period last year is due to having provided increased professional services, primarily labor related costs, during the three months ended September 30, 2009 whereas there were fewer such services provided during the same period last year.

Research and development expense was $18,600 and $64,500 for the three months ended September 30, 2009 and 2008, respectively, representing a decrease of $45,900.  We significantly reduced our research and development activities including lowering development personnel and consultants which was part of a company-wide cost reduction that continued through the third quarter of 2009 as compared to the same period last year.  Moreover, our developers were primarily focused on completing our professional services agreements which lead to much less research and development activity during the third quarter of 2009 as compared to the same period last year.

Sales and marketing expense was $43,300 and $239,600 for the three months ended September 30, 2009 and 2008, respectively, representing a decrease of $196,300. The decrease was primarily due to lower amounts of sales and marketing activities and promotions during the three months ended September 30, 2009, including a decrease in marketing salaries of $62,300, media advertising of $67,600, which both reductions are due in part by a company-wide cost reduction that continued through the third quarter of 2009 as compared to the same period last year.  Also, the overall decrease in sales and marketing expense was due to non-cash stock based compensation expense decrease of $66,400 resulting from fewer stock options outstanding.

General and administrative expense was $317,100 and $504,600 for the three months ended September 30, 2009 and 2008, respectively, representing a decrease of $187,500. The decrease was primarily due to a decrease in salaries of $54,000 due to a company-wide cost reduction that continued through the third quarter of 2009 as compared to the same period last year. Also contributing to the decrease was a decrease in non-cash warrant expense of $124,500 resulting from fewer warrants outstanding.   Also, the overall decrease in general and administrative expense was due to non-cash stock based compensation expense decrease of $7,400 resulting from fewer stock options outstanding.

Interest expense was $405,500 and $178,600 for the three months ended September 30, 2009 and 2008, respectively, representing an increase of $226,900.  The increase was attributable to $187,100 additional valuation expense resulting from a conversion feature embedded in the 2007 Convertible Notes being carried at fair value (see Note 6 to the condensed consolidated financial statements for further discussion).  There was no such additional expense during the same period last year.

The Nine Months Ended September 30, 2009 Compared to the Nine Months Ended September 30, 2008

Total revenue was $1,059,000 and $338,200 for the nine months ended September 30, 2009 and 2008, respectively, representing an increase of $720,800. The increase was due to an increase in subscription revenues of $387,600 during the nine months ended September 30, 2009 as compared the same period last year and an increase in professional services of $333,200 during the nine months ended September 30, 2009 as compared to the same period last year.

Subscription revenues for the nine months ended September 30, 2009 was $557,800 as compared to $170,200 during the same period last year. Subscription revenue increased $387,600 due to an increase in our customers to 15,747 recurring subscribers as of September 30, 2009 from 5,187 subscribers as of September 30, 2008. The increase in subscriptions was due to additional sales and marketing activities performed through a marketing partnership with Kiddie Kandids launched in the fourth quarter of 2008.  As we continue marketing activities and promotions, subscription revenues continued to increase as compared to the same period last year.   Digital media sharing products and services are relatively new, and as a result, it is difficult to determine our current market share or predict our future market share.  We believe that the market for digital media sharing products and services is growing and that related market opportunities are also expected to grow. Our revenue, profitability and future growth depend not only on the anticipated market growth, but also our ability to execute our business plan and ultimate customer acceptance of our products and services and the success or failure of our competitors.  As a result, we expect the trend of our revenues to be positive, however, provide no assurance that such will occur.

Professional services revenues for the nine months ended September 30, 2009 was $501,200 as compared to $168,000 during the same period last year. The increase was due to us providing custom website design services under software development contracts entered into during 2009.  Our contracts during the period this year were for increased amount of professional services as compared to the size of our contracts the same period last year.  From time to time, we may enter into professional services agreements resulting from our strategic partnership marketing activities and as a result, revenues from professional services may recur in future periods. On April 22, 2009, we entered into a professional services agreement for an aggregate amount of $340,000 and on July 16, 2009, we entered into another agreement for additional professional services for an aggregate amount of $50,000 with the same customer.  The Company derived 36% of its total revenue from a single customer during the nine months ended September 30, 2009, respectively.  The Company derived 40% of its total revenue from a different single customer during the nine months ended September 30, 2008, respectively.

Total cost of revenue was $517,600 and $83,300 for the nine months ended September 30, 2009 and 2008, respectively, representing an increase of $434,300. The increase was due to an increase in subscription cost of revenues of $230,200 and increased cost of professional services revenue of $204,100 during the nine months ended September 30, 2009, respectively.

The increase in cost of subscription revenues for the nine months ended September 30, 2009 as compared to the same period last year is due to primarily having an increase in subscription sales. Cost of subscription revenues for the nine months ended September 30, 2009 were mostly derived from our marketing partnerships, hosting and setup services incurred from website services provided to our subscribers.

The increase in cost of professional services revenues for the nine months ended September 30, 2009 as compared to the same period last year is due to having provided increased professional services, primarily labor related costs, during the nine months ended September 30, 2009 whereas there were fewer such services provided during the same period last year.

Research and development expense was $72,600 and $303,700 for the nine months ended September 30, 2009 and 2008, respectively, representing a decrease of $231,100.  We significantly reduced our research and development activities including lowering development personnel and consultants which was part of a company-wide cost reduction that continued through the third quarter of 2009 as compared to the same period last year.  Moreover, our developers were primarily focused on completing our professional services agreements which lead to much less research and development activity during the first three quarters of 2009 as compared to the same period last year.

Sales and marketing expense was $89,200 and $577,500 for the nine months ended September 30, 2009 and 2008, respectively, representing a decrease of $488,300. The decrease was primarily due to lower amounts of sales and marketing activities and promotions during the nine months ended September 30, 2009, including a decrease in marketing salaries of $185,600, media advertising of $177,400, which both reductions are due in part by a company-wide cost reduction that continued through the third quarter of 2009 as compared to the same period last year.  Also, the overall decrease in sales and marketing expense was due to non-cash stock based compensation expense decrease of $125,350 resulting from fewer stock options outstanding.

General and administrative expense was $1,009,500 and $2,296,100 for the nine months ended September 30, 2009 and 2008, respectively, representing a decrease of $1,286,600. The decrease was due to a decrease in salaries of $137,400 due to a company-wide cost reduction that continued through the third quarter of 2009 as compared to the same period last year. Also contributing to the decrease was a decrease in non-cash warrant expense of $970,700 a majority of which relates to warrants granted to an investor relations firm which expired unexercised in July 2008.  There were no such similar warrants granted or outstanding to our investor relations firm during the same period this year. Also, the overall decrease in general and administrative expense was due to non-cash stock based compensation expense decrease of $86,212 resulting from fewer stock options outstanding.

Interest expense was $903,700 and $416,200 for the three months ended September 30, 2009 and 2008, respectively, representing an increase of $487,500 which was due to additional borrowings of $727,300 which were not outstanding for the entire period last year.  Also, the increase was attributable to $249,500 additional valuation expense resulting from a conversion feature embedded in the 2007 Convertible Notes being carried at fair value (see Note 6 to the condensed consolidated financial statements for further discussion).  There was no such additional expense during the same period last year.

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

Liquidity and Capital Resources

Cash Flows

At September 30, 2009, our cash and cash equivalents were $27,000, a decrease of $40,700 from $67,700 as of December 31, 2008.  The decrease was due to cash used in operating activities of $140,700, partially offset by cash provided by financing activities of $100,000.  We had no cash flows from investing activities during the nine months ended September 30, 2009.

Historically, we have incurred losses and have had capital and stockholders’ deficits and limited cash to fund our operations.  During the nine months ended September 30, 2009, we have been able to rely upon cash generated from our subscription and professional services revenues along with cash generated from equity financing. We expect this trend to continue until we can solely rely upon cash generated from our revenues, however, until such time, we continue to rely upon cash generated from debt or equity financing activities.  As of September 30, 2009, we remain in a negative working capital position.  Moreover, principal portions of certain convertible promissory notes in the aggregate amount of $287,000 are maturing in December 2009 with all of the remaining balances due within one year of December 2009.   If those maturities are not satisfied through conversions of their principal balances into common stock, or if we are unable to successfully renegotiate the maturity dates of those notes, then we will need to rely upon additional debt or equity financing to satisfy those upcoming maturities.  As a result, we plan to continue to seek out and raise capital by sales of additional private placement equity or debt offerings during the remainder of 2009, although we have no assurance that such financings will be completed.

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

Off-Balance Sheet Arrangements

As of September 30, 2009, we had no off-balance sheet arrangements.

Related Party Transactions

As of Setpember 30, 2009, we owed an executive officer $36,600 (see further discussion in Note 5 to the condensed unaudited consolidated financial statements).

The Company filed on Form 8-K on November 3, 2009, discussing the November 2009 granting of options to purchase up to 6,900,000 shares of common stock granted to the company’s employees, which includes options to purchase up to 2,750,000 and 2,250,000 granted to the Company’s Chief Executive Officer and Chief Financial Officer, respectively.  The options granted can be exercised at $0.05 per share.

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

Web Site and Software Development Costs—Costs and expenses incurred during the planning and operating stages of the Company’s web site are expensed as incurred. Costs incurred in the web site application and infrastructure development stages are capitalized by the Company and amortized to expense over the web site’s estimated useful life or period of benefit.

Costs incurred internally in creating its software products are charged to research and development expense until technological feasibility has been established for the related product.  Technical feasibility is deemed to have been established upon completion of a detail program design or completion of a working model.  Subsequent to technological feasibility having been established, software production costs shall be capitalized and reported at the lower of amortized cost or net realizable value.

Revenue Recognition— Our subscription revenue is generated from monthly subscriptions for Website hosting services. The typical subscription agreement includes the usage of a personalized website and hosting services. The individual deliverables are not independent of each other and are not sold or priced on a standalone basis. Costs to complete the Website and ready it for the end customer are minimal and are expensed to cost of revenue as incurred. Upon the completion of a customer’s signup and initial hosting of the Website, the subscription is offered free of charge for a two week trial period during which the customer can cancel at anytime. After the two week trial period has ended, revenue is recognized when all of the following conditions are satisfied: (1) there is persuasive evidence of an arrangement; (2) the service has been provided to the customer; (3) the amount of fees to be paid by the customer is fixed or determinable; and (4) the collection of our fees is probable. These criteria are met monthly as our service is provided on a month-to-month basis and collections are generally made in advance of the services. There is no provision for refunds as September 30, 2009, as the Company’s historical refund experience has been minimal.  Customers signup and agree to purchase the website service on a monthly or annual basis, at the customer’s option. The monthly customers pay monthly in advance of the services, and as the services are performed, the Company recognizes subscription revenue on a daily basis.

For annual customers, upon payment of a full year’s subscription service, the subscription revenue is recorded as deferred revenue in the accompanying balance sheet. As services are performed, the Company recognizes subscription revenue ratably on a daily basis.

During the nine months ended September 30, 2009, the Company also distributed its website service through a marketing partnership and shared a portion of revenue generated with the marketing partner. Revenue is reported gross of the payment received from its marketing partner because the Company acts as the primary obligor and is responsible for the fulfillment of services.

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

Stock-Based Compensation—We measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.  That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. We use the Black-Scholes option pricing model to measure the fair value of options granted to employees. This model requires significant estimates related to the award’s expected life and future stock price volatility.

Derivatives - We may issue notes payable to investors that contain rights to covert the note payable into shares of our common stock.  We may also issue warrants to investors and to others for services rendered.  When we issue such instruments, we are required to determine whether such instruments are required to be accounted for as debt or equity instruments.  Related analyses vary based on the specific terms of each consummated transaction and the application of U.S. Generally Accepted Accounting Principles in this area can be complex.

Recently Issued Accounting Standards

The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification 105, Generally Accepted Accounting Principles (“ASC 105”). ASC 105 is the single source of authoritative nongovernmental U.S. generally accepted accounting principles (“GAAP”), superseding existing FASB, American Institute of Certified Public Accountants (“AICPA”), Emerging Issues Task Force (“EITF”), and related accounting literature. ASC 105 reorganizes the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure. Also included is relevant Securities and Exchange Commission guidance organized using the same topical structure in separate sections. ASC 105 is effective for financial statements issued for reporting periods ending after September 15, 2009. Most references to authoritative accounting literature in the Company’s financial statements issued for reporting periods ending after September 15, 2009 are referenced in accordance with ASC 105.

In September 2009, the FASB issued authoritative guidance (ASU 2009-13) regarding multiple-deliverable revenue arrangements that addresses how to separate deliverables and how to measure and allocate consideration to one or more units of accounting. Specifically, the guidance requires that consideration be allocated among multiple deliverables based on relative selling prices. The guidance establishes a selling price hierarchy of (1) vendor-specific objective evidence, (2) third-party evidence and (3) estimated selling price. This guidance is effective for annual periods beginning after June 15, 2010, but may be early adopted as of the beginning of an annual period. The Company is currently evaluating the effect that this guidance will have on its consolidated financial position and results of operations.

From time to time, new accounting pronouncements are issued by the FASB or other standards setting bodies that we adopt as of the specified effective date. Unless otherwise discussed in these financial statements and notes or in our financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2008, we believe the impact of any other recently issued standards that are not yet effective are either not applicable at this time or will not have a material impact on the consolidated financial statements upon adoption.

Item 3.              Quantitative and Qualitative Disclosures About Market Risk – N/A

Item 4T.           Controls and Procedures

Disclosure Controls And Procedures

As required by SEC Rule 13a-15 or Rule 15d-15, our Chief Executive and Chief Financial Officers carried out an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing evaluation, we have concluded that our disclosure controls and procedures are not effective as of September 30, 2009 and that they do not allow for information required to be disclosed by us in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms;  specifically, we had  material weaknesses in our internal control over financial reporting as described in Item 9A and 9A(T) in our annual report on Form 10-K filed with the SEC on March 31, 2009 and those deficiencies have not yet been remediated by us. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive and Chief Financial Officers as appropriate to allow timely decisions regarding required disclosure.

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

Based on the foregoing evaluation, we have concluded that there was no change in our internal control over financial reporting that occurred during the three months ended September 30, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  We continue to have material weaknesses in our internal control over financial reporting as described in Item 9A and 9A(T) in our annual report on Form 10-K filed with the SEC on March 31, 2009 and those deficiencies have not yet been remediated by us.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings - None

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds - None

Item 3.   Defaults Upon Senior Securities - None

Item 4.   Submission of Matters to a Vote of Security Holders

    Effective October 1, 2009, a majority of our stockholders approved a written consent for the following items:

   - appoint, elect and ratify Mike Sawtell to hold the same office of Sole Director of the Board of the Directors until his successor is elected and qualified or until his resignation or removal.

       - ratify the appointment of Haskell & White LLP, to be our Independent Registered Public Accounting Firm for fiscal year 2009 and its resulting audit.

Item 5.    Other Information

On November 13, 2009, the 2007 Convertible Note holders have extended their term of the notes from two years to three years, thereby extending the maturity date an additional year.  As consideration for the extension, the Company agreed to lower the conversion price from $0.123 per share to $0.08 per share.  As a result, the extension agreement gives each investor the right, at any time, to convert their note into shares of the Company’s common stock at a conversion ratio of one share of common stock for each $0.08 of principal amount of their note for a maximum potential aggregate of 9,587,500 shares of common stock.

On November 9, 2009, we have ended our Statement of Work No.1 made pursuant to that certain Software License and Hosting Services Agreement, dated February 25, 2008, between us and Disneyland Resort, a division of Walt Disney Parks and Resorts U.S., Inc.

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

10.23	Agreement between DigitalPost Interactive, Inc. and Local.com Corporation, dated April 22, 2009, incorporated by reference from the Registrant’s Form 8-K filed with the SEC on April 28, 2009.
10.24	Agreement between DigitalPost Interactive, Inc. and Local.com Corporation, dated July 16, 2009, incorporated by reference from the Registrant’s Form 8-K filed with the SEC on July 22, 2009.
10.25	Agreement between DigitalPost Interactive, Inc. and Lucidiom, Inc., incorporated by reference from the Registrant’s Form 8-K filed with the SEC on September 29, 2009.
10.26	Agreement between DigitalPost Interactive, Inc. and The Picture People, Inc., incorporated by reference from the Registrant’s Form 8-K filed with the SEC on October 22, 2009.
10.27
Extension Option and Securities Amendment Agreement between DigitalPost Interactive, Inc. and Agile Opportunity Fund, LLC, dated November 3, 2009, incorporated by reference from the Registrant’s Form 8-K filed with the SEC on November 3, 2009.

10.28
Extension and Modification Agreement between DigitalPost Interactive, Inc. and Agile Opportunity Fund, LLC, dated November 3, 2009, incorporated by reference from the Registrant’s Form 8-K filed with the SEC on November 3, 2009.

10.29	Form Extension Agreement between DigitalPost Interactive, Inc. and The 2007 Convertible Promissory Note holders dated November 13, 2009.
14.1	Code of Business Conduct and Ethics as filed on form 8-K, filed January 30, 2007with the SEC, as filed on form 8k, filed February 1, 2007, incorporated by reference
21.1	List of Subsidiaries of the Company as filed on form 8-K, filed January 30, 2007 with the SEC, as filed on form 8k, filed February 1, 2007, incorporated by reference
31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Michael Sawtell
31.2	Rule 13a-14(a)/ 15d-14(a) Certification of Steven Dong
32.1	Certification Pursuant to 18 U.S.C. section 1350 of Michael Sawtell
32.2	Certification Pursuant to 18 U.S.C. section 1350 of Steven Dong

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIGITALPOST INTERACTIVE, INC. (Registrant)

November 16, 2009	/s/ Michael Sawtell
Michael Sawtell
Chief Executive Officer, President, and Sole Director

November 16, 2009	/s/ Steven Dong
Steven Dong
Chief Financial Officer