Form 10-K
period 2009-12-31
DigitalPost Interactive, Inc.
filed 2010-03-31
CIK 1321099

SECURITIES AND EXCHANGE COMMISSIONWASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

[x] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2009
or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from                    to

Commission File No.  333-124405

DIGITALPOST INTERACTIVE, INC.
(Exact Name of Registrant as Specified in Charter)
Nevada	26-1944595
(State or Other Jurisdiction of Incorporation)	(IRS Employer Identification No.)

4040 Barranca Parkway, Suite 220, Irvine, CA 92602(Address of Principal Executive Offices) (Zip Code)

(949) 333-7500Registrant’s Telephone Number, Including Area Code

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes   [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [  ] Yes   [  ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer                                                                                                                     Accelerated filer
Non-accelerated filer (Do not check if a smaller reporting company)                                      Smaller reporting company   [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [  ] Yes   [X] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $1,327,000.

Number of common voting shares outstanding as of March 31, 2010: 90,743,451.

DOCUMENTS INCORPORATED BY REFERENCE
None.

Table of Contents	Page

PART I
Item 1. Business	2
Item 1A. Risk Factors
Item 1B. Unresolved Staff Comments
Item 2. Properties	6
Item 3. Legal Proceedings	6
Item 4. [RESERVED]
PART II
Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	7
Item 6. Selected Financial Data	8
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations	8
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Item 8. Financial Statements and Supplementary Data	14
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	15
Item 9A. Controls and Procedures	15
Item 9B. Other Information	16
PART III
Item 10. Directors, Executive Officers and Corporate Governance	17
Item 11. Executive Compensation	19
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	23
Item 13. Certain Relationships and Related Transactions and Director Independence	24
Item 14. Principal Accountant Fees and Services	25

PART IV
Item 15. Exhibits, Financial Statement Schedules	26
Signatures	27

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, and Section 27A of the Securities Act. Any statements contained in this report that are not statements of historical fact may be forward-looking statements. When we use the words “anticipates,” “plans,” “expects,” “believes,” “should,” “could,” “may,” “will” and similar expressions, we are identifying forward-looking statements. Forward-looking statements involve risks and uncertainties, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by forward-looking statements. These factors include, among others, our need to raise additional financing, risks related to the development of our business, our history of losses; the historical volatility of our stock price; general market conditions; and other factors that may affect our business.

Except as may be required by applicable law, we do not undertake or intend to update or revise our forward-looking statements, and we assume no obligation to update any forward-looking statements contained in this Annual Report as a result of new information or future events or developments. You should not assume that our silence over time means that actual events are bearing out as expressed or implied in such forward-looking statements. You should carefully review and consider the various disclosures we make in this report and our other reports filed with the Securities and Exchange Commission (the “Commission”) that attempt to advise interested parties of the risks, uncertainties and other factors that may affect our business.

ITEM 1.     Description of Business.

DigitalPost Interactive, Inc.  ("DPI" or "Company") was incorporated on July 15, 2004, in the State of Nevada.  The Company's principal executive offices are located at #4040 Barranca Parkway, Suite 220, Irvine, CA 92602. Our telephone number is (949) 333-7500. We maintain Internet websites at www.DigitalPostInteractive.com and www.TheFamilyPost.com.  These websites, and the information contained therein, are not a part of this Annual Report.

Business of the Issuer

We are primarily a SaaS (Software as a Service) and application provider that delivers digital media sharing solutions.  We produce destination websites that allow subscribers and other users to securely share digital media, including photos, calendars, videos, message boards, history and family tree. Our proprietary website administration system, Qwik-Post™, and online video uploading system, Video-PostSM allow PC users to manage these “virtual family rooms” and provides a destination to display photo and video memories, discussions, and history. We also provide professional software development services as a secondary business.

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

Promotion of brand awareness. We will continue to promote the DPI brand through marketing campaigns. We will leverage new and existing channels, which include word-of-mouth marketing, print and online advertising, affiliate and referral programs, search engine marketing and complementary strategic alliances to generate high visibility to the DPI brand.

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

The DPI platform includes the following key features:

Security/Disaster Recovery - Our members’ information is safe and secure in our data center and further backed-up weekly to Iron Mountain, the industry standard third party data vault.

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

Employees

As of December 31, 2009, we had 6 full-time employees and several independent contractors and consultants.  Our employees are located in Irvine, California.  We believe that our relationships with our employees are generally good.  None of our employees is represented by a union.

ITEM  1A.   Risk Factors.

Not Applicable

ITEM  1B.     Unresolved Staff Comments.

Not Applicable

ITEM  2.     Description Of Property.

In March 2009, we began a new lease of approximately 1,800 square fee as our principal offices located in Irvine, California which expires in February 2011.   From March 2007 through March 2009, our principal office was at a different location also in Irvine, California where we leased approximately 2,900 square feet of office space pursuant to a lease that expired in February 2009.  If we require additional space, we believe that we will be able to obtain such space on commercially reasonable terms.

ITEM 3.     Legal Proceedings.

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business.  We are not aware of any pending or threatened legal proceeding that, if determined in a manner adverse to us, could have a material adverse effect on our business and operations.

On February 9, 2010, we filed a complaint in the United States District Court Southern District of NewYork against 1st SB Partners, Ltd., a Delaware limited partnership, doing business as 1st SB Communications, Ltd. and Sarah R. Speno ("Defendants").  The case number is 10 CV 1059.  The complaint alleges eleven causes of action against Defendants and primarily asks the court for rescission of a prior agreement between us and Defendants based on fraudulent inducement and Defendants' violation of numerous New York Rules of Professional Conduct regulating attorneys and their dealings with clients in legal and non-legal matters, or in the alternative, if the agreement is not rescinded, for damages based on Defendants' non-performance under the agreement.  Under the terms of the agreement at issue we purported to award over 3 million shares to 1st SB Partners (solely owned by Speno, a lawyer admitted in New York) as "non-refundable" compensation for legal and non-legal consulting and other services to be provided by 1st SB Partners and Speno to us. Defendants, however, wholly failed to provide the promised services, misrepresented their ability to provide the promised services to induce us into entering the agreement and into issuing the stocks as "compensation," and induced us to sign an agreement and enter into a business relationship with Defendants in violation of several fundamental principles enshrined in the New York Rules of Professional Conduct and other rules and laws governing the conduct of attorneys in New York, rendering the agreement void and/or voidable. As a result of Defendants actions, we have the asked the court to cancel the shares issued pursuant to the agreement, and Defendants have, at most, a right to quantum meruit cash compensation for the market value of services actually performed, if any.

ITEM 4.     [REMOVED]

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

	High	Low
2009
Fourth Quarter	$.07	$.04
Third Quarter	.07	.03
Second Quarter	.04	.01
First Quarter	.03	.01

2008
Fourth Quarter	$.06	$.02
Third Quarter	.16	.03
Second Quarter	.24	.11
First Quarter	.73	.19

The closing sale prices in the table above reflect inter-dealer prices, without retail mark-up or commissions and may not represent actual transactions.

Holders

As of March 31, 2010, there were approximately 100 holders of record of our common stock.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 31, 2009 with respect to the stock options issued under our 2007 Incentive and Nonstatutory Stock Option Plan, for which our common stock is authorized for issuance.

	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance
Equity compensation plans or stock option agreements approved by security holders	33,298,780	$ .08	1,701,220
Equity compensation plans or stock option agreements not approved by security holders	—	—	—
Total	33,298,780	$.08	1,701,220

Recent Sales of Unregistered Securities

During the first quarter of 2010, we received cash proceeds of $390,000 through a bridge loan from eight investors.  In exchange for these funds, we issued the investors an aggregate of 1,820,001 shares of our common stock and we also issued to them promissory notes with an aggregate principal balance of $456,250 (the “Short-Term Notes”).  The Short-Term Notes accrue interest at the rate of 8% per annum and are payable at maturity six months after issuance.  We plan to satisfy our obligation under the Short-Term Notes with the proceeds from the offering discussed below. The offer and sale of the securities above were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder.

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

We earn revenue primarily from subscriptions generated from monthly subscriptions for website hosting services and secondarily from providing professional software development services. The typical subscription agreement includes the usage of a personalized website and hosting services.  As of March 31, 2010, we have generated 33,033 subscribers, 16,559 recurring subscribers, and 43,066 users. However, to date, our revenues have not been  sufficient to cover our operating costs and expenses.  During the years ended December 31, 2009 and 2008, our revenues were $1,362,500 and $488,900, respectively.  During 2009 we focused on reducing our operating expenses while simultaneously maintaining our goal of increasing revenue generating activities and we intend to continue marketing our product more aggressively upon the implementation of business arrangements we’ve recently entered into with marketing partners and the completion of additional debt or equity financing.

Current Conditions

Historically we have incurred significant losses and we continued to incur additional losses during the year ended December 31, 2009.  Our net loss was $1,958,500 and $4,017,200 for the years ended December 31, 2009 and 2008, respectively.  Our cash used in operations was $267,700 and $1,515,700 for the years ended December 31, 2009 and 2008, respectively.  As of December 31, 2009, we had an accumulated deficit of approximately $9,113,800. We expect operating losses and negative cash flow to continue for the foreseeable future.  We expect that our losses may decrease as result of generating new revenues driven from the implementation of business arrangements we’ve entered into with our marketing partners, however, there is no assurance that the implementations will produce sufficient revenues to cover our costs and expenses.  Our ability to become profitable depends on our ability to generate new revenue and sustain substantially higher revenue while maintaining reasonable expense levels.  In particular, although we intend to increase significantly our spending on marketing and promotional activities, these efforts may not be effective in growing our brand, increasing our subscriber base or generating new revenues.  If we do not achieve profitability, we may not be able to continue our operations.

Historically, we have relied upon private debt and equity financings as our primary source of cash and we continue to rely on these financings to meet our working capital needs. Since inception through December 31, 2009, the Company has raised an aggregate amount of approximately $5 million in private debt and equity financing. We plan to use the proceeds of the most recent offerings for marketing of our product, increasing revenue generating activities and for general working capital purposes.

We plan to continue to raise capital by sales of additional private placement equity or debt offerings during 2010, although we have no assurance that such financings will be completed. As of the date of this report, we have raised an additional $390,000 cash proceeds during the first quarter of 2010.

Commencing in the fourth quarter of 2008, we had launched a strategic marketing partnership with Online Solutions LLC, an affiliate of Kiddie Kandids LLC (“Kiddie Kandids”), to host digital websites for Kiddie Kandids’ customers sold through its retail stores.    We had derived 39% and 17% of our total revenue from this marketing partnership during the years ended December 31, 2009 and 2008, respectively.  On January 11, 2010, Kiddie Kandids filed for bankruptcy.  While Online Solutions LLC is not a part of the bankruptcy and we continue to provide hosting services and earn revenue from existing customers at the time of the bankruptcy however prospects for customer growth from this relationship were sidelined.  However, on March 19, 2010,  CPI Corp. offered to buy all the assets of Kiddie Kandids LLC with a plan to reopen all of its locations once the purchase is approved by the bankruptcy court. Therefore our resulting customer base may reinitiate its growth as previously anticipated in the future upon the reopening.

Going Concern

We have not established sufficient sources of revenue to cover our operating costs and, as such, we have incurred operating losses since inception. Further, as of December 31, 2009, our cash resources were insufficient to meet our current working capital needs and on-going business plan. These and other factors raise substantial doubt about our ability to continue as a going concern. The report of the independent registered public accounting firm accompanying our financial statements for the year ended December 31, 2009, as filed with this report, contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern because of our operating losses and our need for additional capital.  Such doubt could make it more difficult for us to raise additional capital and may materially and adversely affect the terms of any financing that we may obtain. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of us to continue as a going concern.

Results of Operations

The Year Ended December 31, 2009 Compared to the Year Ended December 31, 2008

Total revenue was $1,362,500 and $488,900 for the years ended December 31, 2009 and 2008, respectively, representing an increase of $873,600. The increase was due to an increase in subscription revenues of $414,800 during the year ended December 31, 2009 as compared the same period last year and an increase in professional services of $458,800 during the year ended December 31, 2009 as compared to the same period last year.

Subscription revenues for the year ended December 31, 2009 was $724,800 as compared to $310,000 during the same period last year. Subscription revenue increased $414,800 due to an increase in our customers to 16,559 recurring subscribers as of December 31, 2009 from 13,151 recurring subscribers as of December 31, 2008. The increase in subscriptions was due to additional sales and marketing activities performed through a major marketing partnership which was launched during the fourth quarter 2008.  We believe that the market for digital media sharing products and services is growing and that related market opportunities are also expected to grow. Our revenue, profitability and future growth depend not only on the anticipated market growth, but also our ability to execute our business plan and ultimate customer acceptance of our products and services and the success or failure of our competitors.  As mentioned above, Kiddie Kandids LLC filed for bankruptcy in January 2010 and that while Online Solutions LLC is not a part of the bankruptcy and we continue to provide hosting services and earn revenue from existing customers at the time of the bankruptcy the prospects for customer growth from this relationship were sidelined.  However, on March 19, 2010,  CPI Corp. offered to buy all the assets of Kiddie Kandids LLC with a plan to reopen all of its locations once the purchase is approved by the bankruptcy court. Therefore our resulting customer base may reinitiate its growth as previously anticipated in the future upon the reopening.

Professional services revenues for the year ended December 31, 2009 was $637,700 as compared to $178,900 during the same period last year. The increase was due to us providing custom website services under software development contracts completed during the year ended December 31, 2009.  We did not have similar contracts during the same period last year.  From time to time, we may enter into professional services agreements resulting from our strategic partnership marketing activities and as a result, revenues from professional services may recur in future periods. However, as of December 31, 2009, we had not entered into any significant professional services agreements and don’t expect the trend of future revenues from professional services to increase in the foreseeable future.

Total cost of revenue was $728,400 and $150,900 for the years ended December 31, 2009 and 2008, respectively, representing an increase of $577,500. The increase was due to an increase in subscription cost of revenues of $245,400 and increased cost of professional services revenue of $332,000 during the year ended December 31, 2009, respectively.

The increase in cost of subscription revenues for the year ended December 31, 2009 as compared to the same period last year is due to primarily having an increase in subscription sales. Cost of subscription revenues for the year ended December 31, 2009 were mostly derived from our marketing partnerships, hosting and setup services incurred from website services provided to our subscribers.  Gross margins from subscription revenues declined during the year ended December 31, 2009 as compared to the same period last year primarily due to the increase in number of subscription revenues being generated from marketing partnerships which carry higher costs as compared to internally generated subscriptions.

The increase in cost of professional services revenues for the year ended December 31, 2009 as compared to the same period last year is due to having provided professional services, primarily labor related costs, during the year ended December 31, 2009 whereas there were fewer such services provided during the same period last year.  Gross margins from professional service revenues declined during the year ended December 31, 2009 as compared to the same period last year primarily due to the nature of the professional service agreement entered into which carried additional development costs as compared to the professional service agreements entered into the same period last year.

Research and development expense was $99,200 and $299,200 for the years ended December 31, 2009 and 2008, respectively, representing an decrease of $200,000. The decrease was primarily due to lower amounts of research and development activities, including, lowering development personnel and consultants which was part of a company-wide cost reduction program implemented in the fourth quarter 2008 as compared to the same period last year.

Sales and marketing expense was $99,500 and $633,600 for the years ended December 31, 2009 and 2008, respectively, representing a decrease of $534,100. The decrease was primarily due to lower amounts of sales and marketing activities and promotions during the year ended December 31, 2009 including a decrease in media advertising of $165,000and a decrease in marketing salaries of $216,200 related to fewer marketing personnel primarily, both reductions due in part by a company-wide cost reduction program implemented in the fourth quarter 2008 as compared to the same period last year.  Also, the overall decrease in sales and marketing expense was due to a decrease in non-cash stock based compensation expense of $124,000.

General and administrative expense was $1,497,800 and $2,729,300 for the years ended December 31, 2009 and 2008, respectively, representing a decrease of $1,231,500. The decrease was primarily due to a decrease in warrant expense of $956,700 a majority of which relates to warrants granted to our investor relations firm which expired unexercised in July 2008.  There were no such warrants granted or outstanding to our investor relations firm the same period last year.  Also, the decrease was due to a decrease in salaries expense of $265,100 resulting from a company-wide cost reduction program implemented in the fourth quarter 2008 as compared to the same period last year.

Gain on debt modification was $300,300 and none for the years ended December 31, 2009 and 2008, respectively.  The increase was attributable to our debt extension agreements entered into in connection with extending our convertible promissory notes held with AOI Fund (See Note 6 to the audited financial statements included elsewhere in this report for further discussion on the extension agreement).   These modifications qualified for extinguishment accounting under US GAAP.

Interest expense was $937,600 and $693,100 for the years ended December 31, 2009 and 2008, respectively, representing an increase of $244,500.  The increase was attributable to interest and non-cash debt discount amortization expense of $937,600 during the year ended December 31, 2009, which was primarily related to additional borrowings of $850,000 during 2008 being outstanding the entire year during of 2009 and debt extension agreements entered into during 2009.

Change in fair value of conversion feature liability expense was $258,800 and none for the years ended December 31, 2009 and 2008, respectively, representing an increase of $258,800.  The increase was attributable to carrying the conversion feature at fair value and the resulting adjustment (See Note 6 to the audited financial statements included elsewhere in this report for further discussion on the extension agreement).

Liquidity and Capital Resources

Cash Flows

At December 31, 2009, our cash and cash equivalents were none, a decrease of $67,700 from $67,700 as of December 31, 2008.  The change in our cash was due to receiving $200,000 cash proceeds related to our private placement of our common stock in September 2009 and October 2009 which was offset by cash used in operating activities of $267,700.

Historically, we have incurred losses and have had capital and stockholders’ deficits and limited cash to fund our operations.  During the year ended December 31, 2009, we have been able to rely upon cash generated from our subscription and professional services revenues along with cash generated from equity financing. We expect this trend to continue until we can solely rely upon cash generated from our revenues, however, until such time, we continue to rely upon cash generated from debt or equity financing activities.  As of December 31, 2009, we remain in a negative working capital position.  Moreover, principal portions of certain convertible promissory notes in the aggregate amount of $287,000 matured in December 2009 with all of the remaining balances due within one year of December 31, 2009.   If those maturities are not satisfied through conversions of their principal balances into common stock, or if we are unable to successfully renegotiate the maturity dates of those notes, then we will need to rely upon additional debt or equity financing to satisfy those upcoming maturities.  As a result, we plan to continue to seek out and raise capital by through additional private placement equity or debt offerings during 2010, although we have no assurance that such financings will be completed.

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

Private Placement Equity Financing

In September and October 2009, the Company entered into a $200,000 private placement with accredited investors, from which the Company had received $200,000 cash proceeds for the issuance of 6,666,667, restricted shares. The offer and sale of the securities above were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder.

The 2007 Convertible Note Extension Agreements

On November 13, 2009, the 2007 Convertible Note holders extended the term of the notes from two years to three years, thereby extending the maturity date an additional year.  As consideration for the extension, the Company agreed to lower the conversion price from $0.123 per share to $0.08 per share.  As a result, the extension agreement gives each investor the right, at any time, to convert their note into shares of the Company’s common stock at a conversion ratio of one share of common stock for each $0.08 of principal amount of their note for a maximum potential aggregate of 9,587,500 shares of common stock (See Note 6 to the audited financial statements included elsewhere in this report for further discussion on the extension agreement).

The AOI Fund Convertible Promissory Notes Extension Agreements

On October 23, 2009, the Company amended the convertible notes and entered in to an Extension Option and Securities Amendment, which extends the due dates of the AOI Convertible Notes with an aggregate original face amount of $727,300 by successive one month periods up to December 31, 2010 at the Company’s option (See Note 6 to the audited financial statements included elsewhere in this report for further discussion on the extension agreement).

On October 16, 2009, we entered in to an Extension and Modification Agreement, which extends the due date of the AOI Convertible Note with an aggregate original face amount of $180,000 and an original maturity date of September 26, 2009  to a new amended due date of December 26, 2009 (See Note 6 to the audited financial statements included elsewhere in this report for further discussion on the extension agreement).

Subsequent Financing

During the first quarter of 2010, the Company entered into an investment banking agreement whereby the Company agreed to raise capital in a private placement offering.  The Company is offering a minimum of 1,000,000 Units and a maximum of 18,000,000 Units at a price of $0.10 per Unit to an unlimited number of investors who qualify as “accredited investors,” as such term is defined under Regulation D adopted under the Act.  Each Unit consists of four shares of common stock, $0.001 par value, plus one five-year A Warrant to purchase one share of common stock at an exercise price of $0.05 per share and one five-year B Warrant to purchase one share of common stock at an exercise price of $0.10 per share.  The A Warrants are callable by us at any time beginning on the first day after the twenty trading day volume weighted average price (“VWAP”) of one share of our common stock exceeds $0.10 and the B Warrants are callable by us at any time beginning on the first day after the twenty trading VWAP of one share of our common stock exceeds $0.20.  A minimum investment of 250,000 Units for $25,000 is required, subject to our right to accept a smaller investment in our sole discretion. We may sell up to an additional 2,000,000 Units pursuant to overallotments.

During the first quarter of 2010, we received cash proceeds of $390,000 through a bridge loan from eight investors.  In exchange for these funds, we issued the investors an aggregate of 1,820,001 shares of our common stock and we also issued to them promissory notes with an aggregate principal balance of $487,500 (the “Short-Term Notes”).  The Short-Term Notes accrue interest at the rate of 8% per annum and are payable at maturity six months after issuance.  We plan to satisfy our obligation under the Short-Term Notes with the proceeds from the offering discussed above.  The offer and sale of the securities above were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder.

Off-Balance Sheet Arrangements

As of December 31, 2009, we had no off-balance sheet arrangements.

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

Revenue Recognition— Our subscription revenue is generated from monthly subscriptions for Website hosting services. The typical subscription agreement includes the usage of a personalized website and hosting services. The individual deliverables are not independent of each other and are not sold or priced on a standalone basis. Costs to complete the Website and ready it for the end customer are minimal and are expensed to cost of revenue as incurred. Upon the completion of a customer’s signup and initial hosting of the Website, the subscription is offered free of charge for a two week trial period during which the customer can cancel at anytime. In accordance with Staff Accounting Bulletin (SAB) No. 104, after the two week trial period has ended, revenue is recognized when all of the following conditions are satisfied: (1) there is persuasive evidence of an arrangement; (2) the service has been provided to the customer; (3) the amount of fees to be paid by the customer is fixed or determinable; and (4) the collection of our fees is probable. These criteria are met monthly as our service is provided on a month-to-month basis and collections are generally made in advance of the services. There is no provision for refunds as December 31, 2009, as the Company’s historical refund experience has been minimal.

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

During the year ended December 31, 2009, the Company also distributed its website service through a marketing partnership and shared a portion of revenue generated with the marketing partner. In accordance with Emerging Issue Task Force No. 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent, revenue is reported gross of the payment received from its marketing partner because the Company acts as the primary obligor and is responsible for the fulfillment of services.

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

Recently Issued Accounting Standards

See Note 10. to the audited financial statements included elsewhere in this report.

Subsequent Events

Commencing in the fourth quarter of 2008, we had launched a strategic marketing partnership with Online Solutions LLC, an affiliate of Kiddie Kandids LLC (“Kiddie Kandids”), to host digital websites for Kiddie Kandids’ customers sold through its retail stores.  We had derived 39% and 17% of our total revenue from this marketing partnership during the years ended December 31, 2009 and 2008, respectively.  On January 11, 2010, Kiddie Kandids filed for bankruptcy.  Online Solutions LLC is not a part of the bankruptcy and we continue to provide hosting services and earn revenue from existing customers at the time of the bankruptcy however prospects for customer growth from this relationship were sidelined.  However, on March 19, 2010,  CPI Corp. offered to buy all the assets of Kiddie Kandids LLC with a plan to reopen all of its locations once the purchase is approved by the bankruptcy court.  Therefore our resulting customer base may reinitiate its growth as previously anticipated in the future upon the reopening.

On March 29, 2010, we entered into new employment agreements with Michael Sawtell and Steven Dong, further discussed in Item 9B. Other Information below.

ITEM 7A.   Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

ITEM 8.      Financial Statements And Supplementary Data.

The financial statements required by this Item begin on Page F-1 of this Form 10-K, and include:

ITEM 9. Changes In And Disagreements With Accountants On Accounting And Financial Disclosure.

None

ITEM 9A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (2) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.  The material weaknesses in our internal control over financial reporting as of December 31, 2009 are described below.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. Our internal control system is designed to provide reasonable assurance to our management, the Board of Directors and investors regarding reliable preparation and presentation of published financial statements. Nonetheless, all internal control systems, no matter how well designed, have inherent limitations. Even systems determined to be effective as of a particular date can only provide reasonable assurance with respect to reliable financial statement preparation and presentation.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (COSO). Based on our assessment, we believe that, as of December 31, 2009, our internal control over financial reporting was ineffective based on those criteria, in consideration of the material weaknesses described below.

Control environment.  We did not maintain an effective control environment. Specifically, (i) our board of directors consists of a sole director and no other members, (ii) our audit committee consists of a single independent member, and, (iii) we did not maintain a sufficient number of personnel in the areas of accounting and financial reporting.

Financial close and reporting.  We did not maintain sufficient accounting personnel supporting the financial close and reporting processes to ensure: (i) changes and entry to spreadsheets utilized in the financial reporting process were properly reviewed, (ii) analysis and reconciliation of significant accounts were properly reviewed, and, (iii) proper review of period close entries and procedures.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting.   Management’s report was not subject to  attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.  Management’s report is deemed furnished, rather than filed, for purposes of liability under Section 18 of the 1934 Act.

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

ITEM 9B.   Other Information

On March 29, 2010, we entered into new employment agreements with Michael Sawtell and Steven Dong, as follows:

Employment Agreement with Michael Sawtell

We entered into an new employment agreement with Mr. Sawtell, our Chief Executive Officer on March 29, 2010. The employment agreement has a term of three years and automatically renews for additional one year terms unless either party terminates it with at least 30 days notice to the other party.  The agreement is only in effect to the extent we are successful of raising a minimum of $1,500,000 of financing.

The material terms of the agreement are:  (i) base annual salary of $220,000; (ii) participation in our standard employee benefit plans; (iii) stock option grant to purchase up to 3,500,000 shares or our common stock; (iv) reimbursable expenses customarily given to Executives; (v) other bonuses at the discretion of the board of directors (vi) all previously granted securities issued to Mr. Sawtell prior to this agreement shall be changed whereby the exercise price or conversion price shall become the same price per share equal to any subsequent financing made after the date of this agreement and (vii) severance arrangements described below.

If we terminate Mr. Sawtell’s employment agreement without cause, or if Mr. Sawtell resigns for good reason, each as defined in the agreement, we are obligated to pay Mr. Sawtell the greater of his annual salary for the remaining term of the agreement or two years of his annual salary rate at the time of termination without cause or resignation for good reason, benefits for 24 months following the date of termination, and the right for 24 months from the date of termination to exercise all vested options granted to him prior to that time; provided that in the event the termination occurs within 120 days of the execution of an agreement which results in a change of control, as described below, vesting of all options will be accelerated and in the event the termination occurs outside of such 120 day period, all unvested options that would have vested had Mr. Sawtell’s employment agreement remained in force through the end of the initial term will be fully vested immediately prior to such termination.

Employment Agreement with Steven Dong

We entered into an new employment agreement with Mr. Dong, our Chief Financial Officer on March 29, 2010. The employment agreement has a term of two years and automatically renews for additional one year terms unless either party terminates it with at least 30 days notice to the other party. The agreement is only in effect to the extent we are successful of raising a minimum of $1,500,000 of financing.

The material terms of the agreement are:  (i) base annual salary of $195,000; (ii) participation in our standard employee benefit plans; (iii) stock option grant to purchase up to 3,000,000 shares or our common stock; (iv) reimbursable expenses customarily given to Executives; (v) other bonuses at the discretion of the board of directors; (vi) all previously granted securities issued to Mr. Dong prior to this agreement shall be changed whereby the exercise price or conversion price shall become the same price per share equal to any subsequent financing made after the date of this agreement and (vii) severance arrangements described below.

If we terminate Mr. Dong’s employment agreement without cause, or if Mr. Dong terminates the agreement with good reason, each as defined in the agreement, we are obligated to pay Mr. Dong: (i) his annual salary and other benefits earned prior to termination, (ii) the greater of his annual salary for the remaining term of the agreement or his annual salary, (iii) benefits for 24 months following the date of termination, and (iv) the right for 24 months from the date of termination to exercise all vested options granted to him prior to that time; provided that in the event the termination occurs within 120 days of the execution of an agreement which results in a change of control, as described below, vesting of all options will be accelerated and in the event the termination occurs outside of such 120 day period, all unvested options that would have vested had Mr. Dong’s employment agreement remained in force through the end of the initial term will be fully vested immediately prior to such termination.

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

PART III

ITEM 10. Directors, Executive Officers, Promoters And Control Persons And Corporate Governance; Compliance With Section 16(A) Of The Exchange Act

Directors and Executive Officers

The following persons are our current executive officers and directors since January 30, 2007, and hold the offices set forth opposite their names:

Name	Age	Position
Michael Sawtell	51	Chairman and Sole Director of the Board of Directors, Chief Executive Officer and President
Steven Dong	43	Chief Financial Officer

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

Involvement in Certain Legal Proceedings.

During the past five years, none of the following have occurred that are material to an evaluation of the ability or integrity of any director, executive officer, promoter or control person of the Company:

   1.  Any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

   2.  Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

   3.  Being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and

   4.  Being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Compliance With Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires "insiders," including our executive officers, directors and beneficial owners of more than 10% of our common stock, to file reports of ownership and changes in ownership of our common stock with the Securities and Exchange Commission and to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of the copies of such forms received by us, or written representations from reporting persons, we believe that our insiders complied with all applicable Section 16(a) filing requirements during 2009, except for the following: (i) Mr. Dong filed a Form 5 on February 12, 2010 reporting the amendment of a conversion price to $.08 per share pursuant to the terms of an extension agreement entered into on November 9, 2009 for a convertible note purchased in October 2007, and, (ii) Mrs. Gauld filed a Form 5 on February 12, 2010 reporting the amendment of a conversion price to $.08 per share pursuant to the terms of an extension agreement entered into on November 9, 2009 for a convertible note purchased in October 2007.

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

The Audit Committee of the Board of Directors operates pursuant to a written charter. Our Audit Committee charter is available on our website, www.dglp.com. The Committee did not meet but on three ocassions acted by unanimous written consent during fiscal 2009 to fulfill its responsibilities. To ensure independence, the Audit Committee also meets separately with the Company’s independent registered public accounting firm and members of management. The sole member of the Audit Committee is a non-employee, non-board member and satisfies the SEC requirements with respect to independence, financial sophistication and experience.

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

In this context, the Audit Committee has reviewed and discussed the audited financial statements of the Company as of and for the year ended December 31, 2009, with management and the independent registered public accounting firm. These reviews included discussion with the outside independent registered public accountants of matters required to be discussed pursuant to Statement on Auditing Standards No. 61 (Communication with Audit Committees). In addition, the Audit Committee has received the written disclosures required by PCAOB Rule 3562, and it has discussed with the independent registered public accountants its independence from the Company.

Based on the reports and discussions described above, the Audit Committee recommended to the Board of Directors that the audited financial statements be included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, for filing with the Securities and Exchange Commission.

/s/ David Vanderhorst
March 31, 2010

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

Chief Executive Officer Compensation

Mr. Sawtell has served as our Chief Executive Officer and our Sole Director from July 2005.  From July 2005 through December 31, 2006, Mr. Sawtell did not have any employment agreement with us and received an annual salary of $75,000.  Effective January 30, 2007, we entered into an employment agreement with Mr. Sawtell to serve as our Chief Executive Officer and President and on March 29, 2010 entered into a new Employment agreement as further discussed in Item 9B. Other Information above.

Compensation of Other Executive Officers

Mr. Dong has served as our Consulting Chief Financial Officer from March 2006 under a contract with a financial consulting firm owned by Mr. Dong.  Effective January 30, 2007, we entered into an employment agreement with Mr. Dong to serve as our Chief Financial Officer and on March 29, 2010 entered into a new Employment agreement as discussed further in Item 9B. Other Information above.

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

During 2009, 2008, and 2007, Mr. Sawtell was granted options to purchase up to 2,750,000, 875,000, and none, respectively, shares of our common stock, as discussed further below.

During 2009, 2008 and 2007, Mr. Dong was granted an option to purchase 2,250,000, 750,000 and 875,000, respectively, shares of our common stock, as discussed further below.

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

Summary Compensation Table

The following table sets forth certain compensation information as to our Chief Executive Officer and Chief Financial Officer who were our executive officers (the “Named Executive Officers”), for each of the years ended December 31, 2009, 2008 and 2007; no other executive officers had compensation of more than $100,000 annually for 2009, 2008, and 2007:

SUMMARY COMPENSATION TABLE

Name and Position	Year		Salary	Bonus	Stock Awards	Option Awards		Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation		Total
			($)	($)	($)	($)		($)	($)	($)		($)

Michael Sawtell	2009	(1)	210,000			59,000	(8)			10,800	(6)	279,800
President and CEO	2008	(2)	210,000	--	--	99,500	(8)	--	--	28,500	(6)	338,000
	2007	(2)	185,800	50,000	--	195,400	(8)	--	--	18,900	(3)	450,100

Steven Dong	2009	(1)	175,000			119,600	(8)			11,500	(7)	306,100
CFO	2008	(2)	175,000	--		86,800	(8)	--		7,100	(7)	263,800
	2007	(2)(5)	146,800	--		18,900	(8)	--	--	45,000	(4)	210,700

(1)
Mr. Sawtell and Mr. Dong entered into employment agreements on January 30, 2007, for annual salaries of $210,000 and $175,000, respectively.  For 2009, the amounts shown above include the amounts earned starting on January 1, 2009 through December 31, 2009. In October 2008, we started deferring salaries and therefore the amounts of cash compensation paid to Mr. Sawtell and Mr. Dong was $159,391 and $143,301, respectively, during the year ended December 31, 2009.  As of December 31, 2009, deferred salary owed to Mr. Sawtell and Mr. Dong was $31,400 and $50,200, respectively.

(2)
Mr. Sawtell and Mr. Dong entered into employment agreements on January 30, 2007, for annual salaries of $210,000 and $175,000, respectively.  For 2008, the amounts shown above include the amounts earned starting on January 1, 2008 through December 31, 2008. In October 2008, we started deferring salaries and therefore the amounts of cash salary paid to Mr. Sawtell and Mr. Dong was $203,900 and $169,900, respectively, during the year ended December 31, 2008.  As of December 31, 2008, deferred salary owed to Mr. Sawtell and Mr. Dong was $6,100 and $7,300, respectively. For 2007, the amounts shown above include the amounts of cash salary paid from January 30, 2007 through December 31, 2007.

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

(6)
Other compensation for Mr. Sawtell for payments made in 2009 of $10,800 of auto expense reimbursement pursuant to his employment agreement.  Payments made in 2008 of $17,200 bonus payments which was accrued in 2007 and $11,300 of auto expense reimbursement pursuant to his employment agreement.

(7)	Other compensation for Mr. Dong for payments made in 2009 and 2008 where for reimbursement for phone and auto expense reimbursement pursuant to his employment agreement.
(8)
The value of the options granted to our named executives has been estimated pursuant to Statement of Financial Accounting Standards No. 123R,  Share-Based Payment ("SFAS 123R"), using the Black-Scholes option pricing model with the following weighted average assumptions: For 2009: expected life of 5 years, volatility of 447%, risk-free interest of 2.6%, and no dividend yield; for 2008: expected life of 4.5 years, volatility of 336%, risk-free interest of 2.9%, and no dividend yield; and; for 2007: expected life of 4.5 years, volatility of 45%, risk-free interest of 4.43%, and no dividend yield.  See the table below for the grants made and see Note 7 of the Notes to the Consolidated Financial Statements included elsewhere in this report for a description of the vesting schedule of option awards granted under the 2007 SOP.

Grants of Plan-Based Awards

The following table provides information regarding grants of plan-based awards that we granted to the Named Executive Officers during the fiscal year ended December 31, 2009. All options were granted at the fair market value of our common stock on the date of grant, as determined by our board of directors.  Each option represents the right to purchase one share of our common stock. Generally, none of the shares subject to options are vested at the time of grant and 25% of the shares subject to such option grants vest on the date which is nine months from the date of grant. The remainder of the shares vests in equal nine month installments over the remaining 27 months thereafter.

2009 Plan-Based Awards Table and Outstanding Equity Awards at Fiscal Year-End

The following table provides information regarding exercisable and unexercisable stock options held by the Named Executive Officers as of December 31, 2009.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)		Option Expiration Date

Mike Sawtell, CEO	--		2,750,000	(9)	$ 0.05		11/2/2014
	162,500		487,000	(3)	$ 0.06		9/30/13
	112,500		112,500	(4)	$ 0.27		2/28/13
	6,767,749		--		$ 0.09		11/13/2012

Steven Dong, CFO	--		2,250,000	(8)	$ 0.05		11/2/2014
	137,500		412,500	(5)	$ 0.06		9/30/13
	100,000		100,000	(6)	$ 0.27		2/28/13
	437,500		437,500	(7)	$ 0.27	(7)	10/4/2012
	451,183	(2)	--		$ 0.09		3/15/2011
	304,204	(2)	--		$ 0.04		3/15/2011
	225,592	(2)	--		$ 0.09		4/3/2011

Name	Grant Date		All Other Stock Awards: Number of Shares of Stock or Units(#)		Exercise or Base Price of Option Awards ($/Sh)		Grant Date Fair Value of Stock and Option Awards

Mike Sawtell, CEO	11/2/2009		2,750,000		$0.05		$ 137,500
	9/30/2008		650,000		$0.06		$ 39,000
	2/28/2008		225,000		$0.27		$ 60,600
	11/13/2006		6,767,749		$0.09		$ 260,300
	7/14/2005	(1)	4,511,833		$0.04		$ 44,200

Steven Dong, CFO	11/2/2009		2,250,000		$.05		$ 112,500
	9/30/2008		550,000		$0.06		$ 33,000
	2/28/2008		200,000		$0.27		$ 53,900
	10/4/2007		875,000	(7)	$0.27	(7)	$ 263,400
	3/15/2006	(2)	451,183	(2)	$0.04		$ 17,400
	3/15/2006	(2)	451,183	(2)	$0.09		$ 25,900
	4/3/2006	(2)	225,592	(2)	$0.09		$ 17,400

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

(8)	562,500 options shares will vest on each of the dates: August 2, 2010, May 2, 2011, February 2, 2012, November 2, 2012
(9)	687,500 options shares will vest on each of the dates: August 2, 2010, May 2, 2011, February 2, 2012, November 2, 2012

Compensation of Directors and Committee Members

During 2009, we agreed to pay Mr. Vanderhorst, our sole audit committee member $500 per fiscal quarter.  There are presently no other arrangements providing for payments to directors for director or consulting services.  We expect to establish these arrangements shortly upon increased business activities.

Executive Employment Contract

On March 29, 2010, we entered into new employment agreements with Michael Sawtell and Steven Dong, further discussed in Item 9B. Other Information above.

Compensation Committee Interlocks and Insider Participation

During 2009, we did not have a compensation committee or another committee of the board of directors performing equivalent functions.  Instead the entire board of directors performed the function of compensation committee.  As a sole member of the board of directors, Mr. Sawtell, our chief executive officer and sole board of director, approved the executive compensation, however, there were no deliberations relating to executive officer compensation during 2009.

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

Beneficial ownership is determined in accordance with the rules of the SEC and is calculated based on 87,631,141 shares of our common stock issued and outstanding on December 31, 2009.  In computing the number of shares beneficially owned by a person and the percentage of ownership of that person, shares of common stock subject to options held by that person that are currently exercisable, as appropriate, or will become exercisable within 60 days of the reporting date are deemed outstanding, even if they have not actually been exercised.  Those shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

Unless otherwise indicated in the table, the persons and entities named in the table have sole voting and sole investment power with respect to the shares set forth opposite the stockholder’s name.  The address of each stockholder is listed in the table.

Name and Address of Beneficial Owner	Beneficially Owned		Percent of Class

Mike Sawtell, CEO and Sole Director (1)	31,467,087	(3)	32.92%
Steven Dong, CFO (1)	7,404,680	(4)	8.13%
Peter and Irene Gauld (2)	16,653,878	(5)	17.50%

All executive officers and directors as a group (2 persons)	38,871,767	(3)(4)	41.05%

(1) 4040 Barranca Parkway, Suite #220, Irvine, CA 92604.
(2) c/o DigitalPost Interactive, Inc., 4040 Barranca Parkway, Suite #220, Irvine, CA 92604.
(3) Includes 7,948,999 shares that can be issued to Mr. Sawtell pursuant to options to purchase shares of our common stock within 60 days.

(4)  Includes 2,624,729 shares that can be issued to Mr. Dong or a consulting firm owned by Mr. Dong pursuant to options to purchase shares of our common stock within 60 days; 562,500 conversion shares that can be issued upon conversion of convertible notes and 288,510 warrant shares that can be issued pursuant to convertible note warrants.

(5)  Includes 6,250,000 conversion shares that can be issued to Mr. and Mrs. Gauld pursuant to conversion of convertible notes and 1,276,890 warrant shares that can be issued pursuant to convertible note warrants.

ITEM 13. Certain Relationships And Related Transactions and Director Independence

As of December 31, 2009 and 2008, $36,600 and $36,600, respectively, was due to an officer of the Company and principal stockholder. The amount due to the officer does not bear interest, is not collateralized and has no formal repayment terms.  During the years ended December 31, 2009 and 2008, none and $17,400 of the net amount owed was paid to the officer.

As of December 31, 2009 and 2008, $45,000 and $45,000, respectively, was due to an officer of the Company pursuant to the 2007 Convertible Promissory Note agreements (see further discussion in Note 6 of the Notes to Audited Consolidated Financial Statements included elsewhere in this report).

The Company filed on Form 8-K on November 3, 2009, the November 2009 granting of options to purchase up to 6,900,000 shares of common stock granted to the Company’s employees, which includes options to purchase up to 2,750,000 and 2,250,000 granted to the Company’s chief executive officer and chief financial officer, respectively.  The options granted can be exercised at $0.05 per share.

In March 2009, the Company entered into interest amendment agreements with the holders of the 2007 Convertible Notes and an executive officer was a party to those agreements (see further discussion in Note 6 of the Notes to Audited Consolidated Financial Statements included elsewhere in this report).

On March 29, 2010, we entered into new employment agreements with Michael Sawtell and Steven Dong, further discussed in Item 9B. Other Information above.

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

ITEM 14. Principal Accountant Fees and Services

Audit Fees.

The aggregate fees billed by our independent registered public accounting firm for professional services rendered for the audit of our annual financial statements for the years ended December 31, 2009 and 2008 and for the reviews of the financial statements included in our Quarterly Reports on Form 10-Q (or 10-QSB) during those fiscal years were $43,500 and $69,100, respectively.

Audit Related Fees.

We incurred no other audit related fees during the years ended December 31, 2009 and 2008.

Tax Fees.

We incurred fees for tax related services during the years ended December 31, 2009 and 2008 in the amounts of $3,000 and $3,000, respectively.

All Other Fees.

We did not incur any other fees billed by auditors for services rendered to us, other than the services covered in "Audit Fees" for the years ended December 31, 2009 and 2008.

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

10.23	Agreement between DigitalPost Interactive, Inc. and Local.com Corporation, dated April 22, 2009, incorporated by reference from the Registrant’s Form 8-K filed with the SEC on April 28, 2009.
10.24	Agreement between DigitalPost Interactive, Inc. and Local.com Corporation, dated July 16, 2009, incorporated by reference from the Registrant’s Form 8-K filed with the SEC on July 22, 2009.
10.25	Agreement between DigitalPost Interactive, Inc. and Lucidiom, Inc., incorporated by reference from the Registrant’s Form 8-K filed with the SEC on September 29, 2009.
10.26	Agreement between DigitalPost Interactive, Inc. and The Picture People, Inc., incorporated by reference from the Registrant’s Form 8-K filed with the SEC on October 22, 2009.
10.27	Extension Option and Securities Amendment Agreement between DigitalPost Interactive, Inc. and Agile Opportunity Fund, LLC, dated November 3, 2009.
10.28	Extension and Modification Agreement between DigitalPost Interactive, Inc. and Agile Opportunity Fund, LLC, dated November 3, 2009.
10.29	Form of Extension Agreement between DigitalPost Interactive, Inc. and The 2007 Convertible Promissory Note holders dated November 13, 2009.
10.30	Form of Securities Purchase Agreement between DigitalPost Interactive, Inc. and the Original Issue Discount Promissory Note holders dated between January 10, 2009.
10.31	Executive Employment and Indemnification Agreement dated as of March 29, 2010, between us and Michael Sawtell
10.32	Executive Employment and Indemnification Agreement dated as of March 29, 2010, between us and Steven Dong
14.1	Code of Business Conduct and Ethics as filed on form 8-K, filed January 30, 2007, as filed on form 8k, filed February 1, 2007, incorporated by reference
21.1	List of Subsidiaries of the Company as filed on form 8-K, filed January 30, 2007, as filed on form 8k, filed February 1, 2007, incorporated by reference
31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Michael Sawtell
31.2	Rule 13a-14(a)/ 15d-14(a) Certification of Steven Dong
32.1	Certification Pursuant to 18 U.S.C. section 1350 of Michael Sawtell
32.2	Certification Pursuant to 18 U.S.C. section 1350 of Steven Dong

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

Date:       March 31, 2010

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009 AND 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
DigitalPost Interactive, Inc.

We have audited the accompanying consolidated balance sheets of DigitalPost Interactive, Inc. (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the each of the years ended December 31, 2009 and 2008.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the  consolidated financial position of the Company as of December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the years ended December 31, 2009 and 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred losses from operations and negative cash flows from operations since inception and has limited working capital.  These and other matters raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans regarding those matters are also described in Note 2. The accompanying consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.

As discussed in Note 1 to the consolidated financial statements, on January 1, 2009, the Company adopted Accounting Standards Codification 815-40-15, which changed the manner in which the Company accounted for certain conversion rights.

/s/ HASKELL & WHITE LLP

Irvine, California
March 31, 2010

DIGITALPOST INTERACTIVE, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2009	2008
Assets
Current assets
Cash and cash equivalents	$-	$67,700
Accounts receivable and other current assets	41,600	22,200
Total current assets	41,600	89,900
Property and equipment, net	26,300	46,900
Web site development costs and software, net	126,900	195,200
Deferred financing costs	42,900	89,200
Other assets	1,500	8,300
Total assets	$239,200	$429,500

	Liabilities and Stockholders' Deficit
Current liabilities
Accounts payable	$195,800	$104,100
Accrued expenses	289,800	94,600
Deferred revenue	54,100	91,600
Due to stockholder	36,600	36,600
Convertible promissory notes, net – current (Note 6)	1,592,200	1,092,000
Total current liabilities	2,168,500	1,418,900

Convertible promissory notes, net - long term (Note 6)	-	328,600
Total liabilities	2,168,500	1,747,500

Commitments and contingencies (Note 8 and 11)

Stockholders’ deficit (Note 7)
Preferred Stock, $.001 par value; 20,000,000
shares authorized; no shares
issued and outstanding	-	-
Common Stock, $.001 par value; 480,000,000 shares authorized;
87,631,141 and 72,005,906 shares issued and outstanding
at December 31, 2009 and 2008, respectively	87,600	72,000
Additional paid in capital	7,096,900	6,121,400
Accumulated deficit	(9,113,800)	(7,511,400)
Stockholders’ deficit	(1,929,300)	(1,318,000)
Total liabilities and stockholders’ deficit	$239,200	$429,500

The accompanying notes to the audited consolidated financial statements are an integral part of these balance sheets.

DIGITALPOST INTERACTIVE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year	Year
	Ended	Ended
	December 31, 2009	December 31, 2008

Revenues:
Subscriptions	$724,800	$310,000
Professional services	637,700	178,900
Total Revenue	1,362,500	488,900

Cost of Revenues:
Subscriptions	345,300	99,900
Professional services	383,100	51,000
Total Cost of Revenue	728,400	150,900

Gross Profit	634,100	338,000

Operating expenses:
Research and development	99,200	299,200
Sales and marketing	99,500	633,600
General and administrative	1,497,800	2,729,300

	1,696,500	3,662,100

Loss from operations	(1,062,400)	(3,324,100)

Gain on debt modification	300,300	-
Interest (expense)	(937,600)	(693,100)
Change in fair value of conversion feature liability	(258,800)	-

Net loss	$(1,958,500)	$(4,017,200)

Weighted average outstanding shares	78,282,040	60,366,704

Basic and diluted loss per share	$(0.025)	$(0.066)

 The accompanying notes to the audited consolidated financial statements are an integral part of these statements.

DIGITALPOST INTERACTIVE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLERS’ DEFICIT
YEARS ENDED DECEMBER 31, 2009 AND 2008

	Common Stock, $.001 Par Value		Additional		Total
			Paid In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2007	53,550,840	$ 53,600	$ 3,244,500	$ (3,494,200)	$ (196,100)

Issuance of common stock for cash	13,779,170	13,800	877,200	-	891,000
Issuance of common stock for exercise of options	329,535	300	42,500	-	42,800
Issuance of common stock for professional services	3,393,200	3,400	30,500	-	33,900
Issuance of common stock for interest	953,161	900	59,400	-	60,300
Beneficial conversion feature and warrants issued related to issuance of convertible promissory notes	-	-	178,100	-	178,100
Due from shareholder			(28,300)	-	(28,300)
Non-cash stock based compensation related to stock options granted	-	-	620,900	-	620,900
Non-cash stock based compensation related to warrants granted	-	-	1,096,600	-	1,096,600
Net loss	-	-	-	(4,017,200)	(4,017,200)
Balance at December 31, 2008	72,005,906	72,000	6,121,400	(7,511,400)	(1,318,000)

Change in accounting principle (Note 1)	-	-	(480,800)	356,100	(124,700)
Expiration of beneficial conversion liability (Note 6)			383,500		383,500
Issuance of common stock for cash	6,666,666	6,700	193,300	-	200,000
Issuance of common stock for exercise of options	124,069	100	3,000	-	3,100
Issuance of common stock for professional services	2,632,500	2,600	70,700	-	73,300
Issuance of common stock for interest	4,602,000	4,600	56,800	-	61,400
Issuance of stock to employees	600,000	600	5,400	-	6,000
Beneficial conversion feature, warrants and common stock issued related to debt modification	1,000,000	1,000	237,800	-	238,800
Non-cash stock based compensation related to stock options granted	-	-	365,900	-	365,900
Non-cash stock based compensation related to warrants granted	-	-	139,900	-	139,900
Net loss	-	-	-	(1,958,500)	(1,958,500)
Balance at December 31, 2009	87,631,141	$ 87,600	$ 7,096,900	$ (9,113,800)	$ (1,929,300)

 The accompanying notes to the audited consolidated financial statements are an integral part of these statements.

DIGITALPOST INTERACTIVE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year	Year
	Ended	Ended
	December 31, 2009	December 31, 2008
Cash flows from operating activities
Net loss	$(1,958,500)	$(4,017,200)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation and amortization	135,200	79,200
Non-cash stock-based compensation	657,200	1,811,500
Amortization of debt discount	409,500	519,600
Change in fair value conversion feature liability	258,800	-

Changes in operating assets and liabilities:
Accounts receivable and other assets	(19,400)	(19,700)
Other assets	-	-
Accounts payable	91,800	62,500
Accrued expenses	195,200	15,700
Deferred revenue	(37,500)	32,700
Net cash used by operating activities	(267,700)	(1,515,700)
Cash flows from investing activities
Acquisition of property and equipment	-	(3,300)
Acquisition and development of software	-	(150,600)
Net cash used by investing activities	-	(153,900)
Cash flows from financing activities
Proceeds from the issuance of common stock	200,000	891,000
Proceeds from convertible notes	-	850,000
Payments made on shareholder loans	-	(17,400)
Proceeds from the exercise of options	-	42,800
Financing cost	-	(117,500)
Net cash provided by financing activities	200,000	1,648,900
Net decrease in cash and cash equivalents	(67,700)	(20,700)
Cash and cash equivalents, beginning of period	67,700	88,400
Cash and cash equivalents, end of period	$-	$67,700

Supplemental disclosures:
Cash paid for income taxes	$3,400	$1,600
Cash paid for interest	$114,100	$52,300

Supplemental disclosures of non cash investing and financing activities:
Common stock issued for interest	$61,400	$60,300
Common stock issued for professional services and fees	$73,300	$33,900

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

Basis of Presentation

The accompanying consolidated financial statements include the accounts of DPI and TFP,  its wholly-owned subsidiary.

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

Costs are incurred internally in creating the Company’s software products.  Costs are charged to research and development expense until technological feasibility has been established for the related product.  Technical feasibility is deemed to have been established upon completion of a detail program design or completion of a working model.  Subsequent to technological feasibility having been established, software production costs are capitalized and reported at the lower of amortized cost or net realizable value.

As of December 31, 2009, and December 31, 2008, the Company capitalized $126,900 and $195,200, respectively, net of accumulated amortization, related to its web site and software development (Note 4).

Research and Development Costs

The Company expenses research and development costs as incurred.

Revenue Recognition

The Company’s subscription revenues are generated from monthly subscriptions for web site hosting services. The typical subscription agreement includes the usage of a personalized web site and hosting services. The individual deliverables are not independent of each other and are not sold or priced on a standalone basis. Costs to complete the web site and prepare it for the use of an end customer are minimal, and are expensed to cost of revenues as incurred. Upon the completion of a customer’s signup and initial hosting of the web site, the subscription is offered free of charge for a two week trial period during which the customer can cancel at anytime. After the two week trial period has ended, revenue is recognized when all of the following conditions are satisfied: (1) there is persuasive evidence of an arrangement; (2) the service has been provided to the customer; (3) the amount of fees to be paid by the customer is fixed or determinable; and (4) the collection of the Company’s fees is probable. These criteria are met monthly as the Company’s service is provided on a month-to-month basis, and collections are generally made in advance of the services. There is no provision for refunds as of December 31, 2009, as the Company’s historical refund experience has been minimal.

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

During the year ended December 31, 2009 and 2008, the Company also distributed its web site through a marketing partnership and shared a portion of revenue generated with the marketing partner. In accordance with Emerging Issue Task Force No. 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent, revenue is reported gross of the payment received from its marketing partner because the Company acts as the primary obligor and is responsible for the fulfillment of services. The Company derived 39% and 17% of its total revenue from the marketing partner during the years ended December 31, 2009 and 2008, respectively.

Professional services revenue is generated from custom website design services. The Company’s professional services revenue from contracts for custom website design is recorded using a proportional performance model based on labor hours incurred. The extent of progress toward completion is measured by the labor hours incurred as a percentage of total estimated labor hours to complete. Labor hours are the most appropriate measure to allocate revenue among reporting periods, as they are the primary input to the provision of our professional services.  The Company derived 43% and 28% of its total professional service revenue from a single customer during the years ended December 31, 2009 and 2008, respectively.

Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Due to the anti-dilutive nature of the Company’s potential common shares, there is no effect on the calculation of weighted average shares for diluted net loss per common share. As a result, the basic and diluted net losses attributable per common share amounts are identical. 65,181,182 and 49,172,309 shares of potentially dilutive securities have been excluded for years ended December 31, 2009 and 2008, respectively, because their effect was anti-dilutive.

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

The Company’s 2009 calculations were made using the Black-Scholes option-pricing model with the following weighted average assumptions: expected life of 5 years; 447% stock price volatility; risk-free interest rate of 3.6%; forfeitures rate of 12.9% and no dividends during the expected term.  During the years ended December 31, 2009 and 2008, the Company recognized employee stock option expense of $365,900 and $607,000, respectively.

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of December 31, 2009, the carrying value of accounts receivable and payable, loans from stockholders and accrued liabilities approximated fair value due to the short-term nature and maturity of these instruments.  The fair value of the 2007 Convertible Promissory Notes and 2008 Convertible Promissory Notes (See Note 6) have not been estimated since the cost of doing so would be excessively prohibitive and not practicable.

Concentration of Risk

Credit is extended based on an evaluation of the customer’s financial condition, and collateral is not required. The Company also evaluates its credit customers for potential credit losses. The accounts receivable balance at December 31, 2009 is primarily due from a single major marketing partner and a professional services customer which collectively accounted for 100% of the net accounts receivable with a balance of $41,600.  At December 31, 2008, the Company had a single marketing partner, which individually accounted for more than 10% of the net accounts receivable with a balance of $22,200.

As of December 31, 2009, the Company maintained its cash account at one commercial bank. The cash balance at December 31, 2009, does not exceed the FDIC coverage.

Advertising

Advertising and promotion costs are charged to operations when incurred. For the years ended December 31, 2009 and 2008, advertising and promotion costs amounted to $26,900 and $189,500, respectively.

Impairment of Long-Lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives when events or circumstances lead management to believe that the carrying value of an asset may not be recoverable. For the years ended December 31, 2009 and 2008, no impairment of long-lived assets was required.

Estimates

The consolidated financial statements are prepared on the basis of accounting principles generally accepted in the United States of America. The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of December 31, 2009 and 2008, and revenues and expenses during the years ended December 31, 2009 and 2008. Actual results could differ from those estimates made by management.

Income Taxes

The process of preparing the financial statements requires management estimates of income taxes in each of the jurisdictions that the Company operates. This process involves estimating current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in the balance sheet. Under the provisions of SFAS No. 109, Accounting for Income Taxes, the Company utilizes an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. Management must assess the likelihood that the deferred tax assets or liabilities will be realized for future periods, and to the extent management believes that realization is not likely, must establish a valuation allowance. To the extent a valuation allowance is created or adjusted in a period, the Company must include an expense or benefit, within the tax provision in the statements of operations. Significant management judgment is required in determining the provision for income taxes, deferred tax asset and liabilities and any valuation allowance recorded against net deferred tax assets. It is possible that different tax models, and the selection of different input variables, could produce a materially different estimate of the provision, asset, liability and valuation allowance. Management could not determine that it was more likely than not that the Company would realize any future benefit from the deferred tax asset in 2009 and 2008 and therefore booked a 100% valuation allowance in both years resulting in the elimination of the deferred tax asset from the Company's balance sheet as of December 31, 2009 and 2008.

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

2.           GOING CONCERN AND MANAGEMENT’S PLANS

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates the continuation of the Company as a going concern. The Company has not established sufficient sources of revenue to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of December 31, 2009, the cash resources of the Company are insufficient to meet its current working capital needs and on going business plan. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern. During the fourth quarter, the Company raised additional working capital of $100,000 from private equity financing.  Since inception through December 31, 2009, the Company has raised an aggregate amount of approximately $5 million in private debt and equity financing. The offer and sale of the securities above were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in (i) Section 4(2) of the Securities Act and/or Rule 506 of Regulation D promulgated thereunder or (ii) Rule 501 of Regulation S.

Since the cash resources of the Company as of  Decmeber 31, 2009 are insufficient to meet its current working capital needs and on going business plan, the Company is seeking to raise additional funds either through additional debt or equity financings during 2010.  During the first quarter of 2010, the Company raised $390,000 cash proceeds in private debt financing (see Note 11 for further discussion).

Also, the Company expects to improve its cash flow from operating activities through continued cost reductions and its continued implementation of strategic marketing partnerships.

3.           PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	December 31, 2009	December 31, 2008

Computer equipment and software	$53,100	$53,100
Furniture and fixtures	37,500	37,500
Less -accumulated depreciation and amortization	(64,300)	(43,700)
	$26,300	$46,900

4.           WEB SITE DEVELOPMENT AND SOFTWARE COSTS

Web site development costs consisted of the following:
	December 31, 2009	December 31, 2008

Website development costs	$323,800	$323,800
Less -accumulated amortization	(196,900)	(128,600)
	$126,900	$195,200

5.           DUE TO STOCKHOLDER AND RELATED PARTY TRANSACTIONS

As of December 31, 2009 and 2008, $36,600 and $36,600, respectively, was due to an officer of the Company and principal stockholder. The amount due to the officer does not bear interest, is not collateralized and has no formal repayment terms.  During the year ended December 31, 2009 and 2008, none and $17,400 of the net amount owed was repaid to the officer.

As of December 31, 2009 and 2008, $45,000 and $45,000, respectively, was due to an officer of the Company pursuant to the 2007 Convertible Promissory Note agreements, as further discussed in Note 6 below.

The Company filed on Form 8-K on November 3, 2009, the November 2009 granting of options to purchase up to 6,900,000 shares of common stock granted to the Company’s employees, which includes options to purchase up to 2,750,000 and 2,250,000 granted to the Company’s chief executive officer and chief financial officer, respectively.  The options granted can be exercised at $0.05 per share.

In March 2009, the Company entered into interest amendment agreements with the holders of the 2007 Convertible Notes and an executive officer was a party to those agreements (see further discussion in Note 6).

In September 2008, $100,000 of the aggregate $256,000 cash proceeds received by the Company from a private placement was provided by two executive officers of the Company and 3,333,333 restricted shares were issued to them as part of the private placement (see further discussion in Note 7).

In May 2008 and June 2008, the Company entered into subordination agreements with the holders of the 2007 Convertible Notes and an executive officer was a party to those agreements.  Also, in September 2008, the Company entered into waiver agreements with the holders of the 2007 Convertible Notes and an executive officer was also party to those agreements.

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

Upon issuance in 2007, the beneficial conversion feature qualified, under EITF 00-19, for classification as equity and $480,800 was recorded as additional paid in capital and discount on debt to be amortized over the term of 2007 Convertible Notes. Since the intrinsic value of the conversion feature was greater than the proceeds allocated to the convertible notes, the amount of the discount assigned to the conversion feature is limited to the amount of the proceeds allocated to the convertible notes.  On January 1, 2009, the conversion feature, under EITF 07-05, was reclassified from equity to liabilities and marked to market. The value of the conversion feature decreased by $883,100 from the date of issuance to January 1, 2009.  The cumulative effect at January 1, 2009 was a reduction to additional paid in capital of $480,800 to reclassify the conversion feature embedded in the 2007 Convertible Notes from equity to a liability, a net decrease in accumulated deficit of $356,100 to reflect the recording of the initial value and the change in the value of the conversion feature between its issuance date and January 1, 2009, and the recognition of a conversion feature liability of $124,700. Under EITF 07-05 and SFAS 133, the conversion feature will be carried at fair value and adjusted quarterly.  For the year ended December 31, 2009, $258,800 was incurred in valuation expense to mark the conversion feature to its fair value of $383,500 as of December 31, 2009.  The change in the valuation of the conversion feature was primarily driven by an increase in the Company’s stock price including minor changes in the related volatility during the year ended December 31, 2009. Also see Changes in Accounting Principles above.

Interest charges associated with the convertible notes, including amortization of the discounts associated with the conversion feature and the vested warrants, totaled $295,300 and $373,000 for the years ended December 31, 2009, and 2008, respectively.

In September 2008, the Company entered into waiver agreements with the holders of the 2007 Convertible Notes whereby the holders waived once the provision to adjust the conversion price of $0.123 per share downward the new lower sales price of a financing made by the Company in September 2008.  As consideration, the Company provided the holders with warrants to purchase an aggregate of 500,000 shares of the Company's common stock at an exercise price of $0.07 per share and provided a new provision for a period of twelve months after the effective date, that if the Company sells common stock for an aggregate amount in excess of $750,000 in such offering, the conversion price will adjust accordingly downward to the higher of $0.03 per share or the new lower sales price per share.  In October 2009, this adjustment provision expired and as a resultt there is no longer a benficial conversion feature liabilty, therefore, the Company reclassed the beneficial conversion feature liability in the amount of $383,500 from liability to equity as of December 31, 2009.

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

On November 13, 2009, the 2007 Convertible Note holders extended the term of the notes from two years to three years, thereby extending the maturity date an additional year.  As consideration of the extension, the Company agreed to lower the conversion price from $0.123 per share to $0.08 per share.  As a result, the extension agreement gives each investor the right, at any time, to convert their note into shares of the Company’s common stock at a conversion ratio of one share of common stock for each $0.08 of principal amount of their note for a maximum potential aggregate of 9,587,500 shares of common stock.  This modification did not qualify for extinguishment accounting, and as a result, no adjustment was made to the carrying value of the notes.

The 2008 Convertible Promissory Notes

In May 2008, four individual investors purchased an aggregate of $100,000 of 12% secured convertible notes and were issued warrants to purchase shares of the Company’s common stock (the “2008 Convertible Notes”). Each convertible note holder has the right, at any time, to convert their note into shares of the Company’s common stock at a conversion ratio of one share of common stock for each $0.14 of principal amount of their note for a maximum potential aggregate of 714,285 shares of common stock; in addition, the investors were issued warrants to purchase an aggregate of 357,143 shares of common stock at an exercise price of $0.14 per share that expire five years from the date of issuance.  Additionally, the convertible notes are secured by approximately 1.4 million restricted shares of the Company’s common stock.  In December 2008, the maturity date of these notes was extended to December 2009 and remain past due as of the date of this report.  The offer and sale of the securities underlying the convertible notes were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Sections 4(2) of the Securities Act of 1933 and/or Rule 506 of Regulation D adopted thereunder.

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

Interest charges associated with the convertible notes, including amortization of the discounts associated with the beneficial conversion feature and the vested warrants, totaled $12,000 and $100,600 for the years ended December 31, 2009 and 2008, respectively.

The AOI Fund Convertible Promissory Notes

In each of the months of May 2008, June 2008 and July 2008, an investor purchased $242,400 of 15% secured convertible notes for an aggregate amount of $727,300 for all three notes and was issued warrants to purchase shares of our common stock (the “AOI Convertible Notes”). Initially, the convertible note holder had the right, at any time, to convert their note into shares of our common stock at a conversion ratio of one share of common stock for each $0.25 of principal amount of their note for a maximum potential aggregate amount of 2,909,088 shares of common stock; in addition, the investors were issued “Series A Warrants" to purchase an aggregate amount of 290,907 shares of common stock at an exercise price of $0.25 per share that expire five years from the date of issuance and “Series B Warrants” to purchase an aggregate amount of 290,907 shares of common stock at an exercise price of $0.30 per share that expire five years from the date of issuance.  Additionally, the convertible notes are secured by a security interest in all assets of the Company. On October 23, 2009, the Company amended the convertible notes and entered in to an Extension Option and Securities Amendment, which extends the due dates of the AOI Convertible Notes with an aggregate original face amount of $727,300 by successive one month periods up to December 31, 2010 at the Company’s option.  In consideration for the option to extend the maturity date of the convertible notes, the Company agreed to issue 500,000 shares of its restricted common stock to the investor, lower the conversion price of the convertible notes to $0.10 per share, which means the convertible notes are currently convertible into 7,272,730 shares of common stock in the aggregate, and, for every month the maturity date of the convertible notes have been extended, the Company agrees to increase the principal amount of each of convertible notes by one and one-half percent of the then current principal amount.  The warrant exercise price for Series A and Series B warrants were also amended to $0.10 per share.  The Extension Option and Securities Amendment was filed with the Securities and Exchange Commission on Form 8-K, dated October 23, 2009. The Series A Warrants also have a put option in the amount in aggregate of $180,000 which can only be exercised after the two year anniversary date of the convertible notes.  The Series B Warrants have no put option.  The convertible notes included an original issue discount in aggregate of $127,200.   The offer and sale of the securities underlying these convertible notes were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Sections 4(2) of the Securities Act of 1933 and/or Rule 506 of Regulation D adopted thereunder.

The Company determined that the embedded conversion option in the AOI Convertible Notes qualifies for equity classification under EITF 00-19, qualifies for the scope exception of paragraph 11(a) of SFAS 133, and is not bifurcated from the host contract. The Company also determined that the warrants issued to the note holders qualify for equity classification under the provisions of SFAS 133 and EITF 00-19. In accordance with the provisions of Accounting Principles Board Opinion No. 14, the Company allocated the net proceeds received in this transaction to each of the convertible notes and common stock purchase warrants based on their relative estimated fair values. As a result, the Company allocated an aggregate amount of $553,600 to the convertible notes and an aggregate amount of $46,300 to the common stock purchase warrants, which was recorded in additional paid-in-capital. In accordance with the consensus of EITF issues 98-5 and 00-27, management determined that the convertible notes did not contain a beneficial conversion feature based on the effective conversion price after allocating proceeds of the convertible notes to the common stock purchase warrants. The amounts recorded for the common stock purchase warrants are amortized as interest expense over the term of the convertible notes.

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

In connection with the extension agreements for the AOI Convertible Notes entered into in October 2009 (discussed above), the Company determined that the modifications qualify for extinguishment accounting under Accounting Standards Codification 470-50.  As such, the Company recognized a gain on debt modification of $300,300 that resulted from the difference between the carrying value of the notes before the modification and estimated fair value of the modified notes.  The Company further determined that the embedded conversion option in the debt extension agreement qualifies for equity classification under EITF 00-19, qualifies for the scope exception of paragraph 11(a) of SFAS 133, and is not bifurcated from the host contract. The Company also determined that the warrants issued to the note holders qualify for equity classification under the provisions of SFAS 133 and EITF 00-19. In accordance with the provisions of Accounting Principles Board Opinion No. 14, the Company allocated the new debt extension amounts in this transaction to each of the convertible notes and common stock purchase warrants based on their relative estimated fair values. As a result, the Company allocated an aggregate amount of $544,400 to the convertible notes, an aggregate amount of $115,900 to the common stock purchase warrants, $64,900 to the beneficial conversion feature and $60,000 to the 1,000,000 common shares issued, which were recorded in additional paid-in-capital. In accordance with the consensus of EITF issues 98-5 and 00-27, management determined that the convertible notes contained a beneficial conversion feature based on the effective conversion price after allocating the debt extension amounts of the convertible notes to the vested portion of the common stock purchase warrants and common stock issued.  The amounts recorded for the common stock purchase warrants, beneficial conversion feature and common stock issued are amortized as interest expense over the term of the new extended convertible notes.  The Company recorded interest charges associated with the convertible notes, including amortization of the discounts associated with the beneficial conversion feature, the vested warrants and common stock issued, totaled $623,900 and $100,600 for the years ended December 31, 2009 and 2008, respectively.

Interest charges associated with all four AOI Fund Convertible Promissory Notes, including amortization of the discounts associated with the original issue discount, put option and the vested warrants, totaled $456,823 and $113,400 for year ended December 31, 2009 and 2008, respectively.

Convertible promissory notes summary:

	December 31, 2009	December 31, 2008

The 2007 Convertible Promissory Notes	$767,000	$767,000
The 2008 Convertible Promissory Notes	120,000	108,000
The AOI Fund Promissory Notes	637,100	907,300
The AOI Fund Promissory Notes Put Option	215,000	192,500
Total borrowings	1,739,100	1,974,800
Debt discount	(146,900)	(554,200)
Total borrowings less debt discount	1,592,200	1,420,600
Less current portion	1,592,200	1,092,000
Noncurrent portion	$-	$328,600

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

Shares Issued – 2009

In September and October 2009, the Company entered into a $200,000 private placement with accredited investors, which the Company received $200,000 cash proceeds for the issuance of 6,666,667, restricted shares. During the year ended December 31, 2009, the Company issued 4,602,000 restricted shares of common stock for $61,400 of interest due on the 2007 Convertible Promissory Notes.  During the year ended December 31, 2009, the Company issued 124,069 restricted shares of common stock for options exercised in the amount of $3,100 cash proceeds.  During the year ended December 31, 2009, the Company issued 2,632,500 restricted shares of common stock for professional services and fees valued at $73,300.  During the year ended December 31, 2009, the Company issued 600,000 restricted shares of common stock to its non-executive employees as additional compensation. In October 2009, the Company issued 1,000,000 restricted shares in connection with debt extension agreements entered into with existing note holder (see Note 6 for further discussion). The offer and sale of the securities above were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in (i) Section 4(2) and Section 4(6) of the Securities Act and/or Rule 506 of Regulation D promulgated thereunder; or (ii) Rule 501 under Regulation S.

Shares Issued - 2008

In January 2008, the Company entered into a $1 million private placement with foreign investors under a Regulation S Stock Purchase agreement, which the Company received $619,000 cash proceeds for the issuance of 5,145,837, restricted shares in 2008. In February 2008, the Company entered into a one month unsecured loan with an unrelated party for an amount of $50,000.  The loan was fully paid in February 2008 and in conjunction with the loan, the Company issued 100,000 restricted common shares valued at $16,000 for a service fee related to the loan.  In September 2008, the Company entered into a $256,000 private placement with accredited investors, which the Company received $256,000 cash proceeds for the issuance of 8,533,333, restricted shares.  $100,000 of the $256,000 cash proceeds was received by two executive officers of the Company and 3,333,333 restricted shares were issued to them as part of the private placement in September 2008. During the year ended December 31, 2008, the Company issued 953,161 shares of common stock for $60,300 of interest due on the 2007 Convertible Promissory Notes.  During the year ended December 31, 2008, the Company issued 329,535 shares of common stock for options exercised in the amount of $42,800 cash proceeds.  In December 2008, the Company entered into an agreement for professional services and issued 3,393,200 restricted shares of common stock valued at $33,900. The offer and sale of the securities above were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in (i) Section 4(2) and Section 4(6) of the Securities Act and/or Rule 506 of Regulation D promulgated thereunder; or (ii) Rule 501 under Regulation S.

Options

Summary of the 2007 Option Plan

On January 30, 2007, the board of directors approved and a majority of the Company’s stockholders ratified by consent the Company’s 2007 incentive and nonstatutory stock option plan (“Plan”).  The Plan is intended to further the growth and financial success of the Company by providing additional incentives to selected employees, directors, and consultants to the

Company and its subsidiary corporations, as those terms are defined in Sections 424(e) and 424(f) of the Internal Revenue Code of 1986, as amended (“Code”) (such subsidiary corporations hereinafter collectively referred to as “Affiliates”) so that such employees and consultants may acquire or increase their proprietary interest in the Company. Stock options granted under the Plan (hereinafter the “Options”) may be either “Incentive Stock Options,” (“ISO”) as defined in Section 422A of the Code and any regulations promulgated under said Section, or “Nonstatutory Options” (“NSO”) at the discretion of the Board of Directors of the Company (the “Board”) and as reflected in the respective written stock option agreements granted pursuant hereto.

Stock options granted under the Plan were granted at prices no less than the estimated fair value of the shares on the date of grant as determined by the board of directors, provided, however, that (i) the exercise price of an ISO shall not be less than 100% of the estimated fair value of the shares on the date of grant, respectively; and (ii) the exercise price of an ISO granted to a 10% stockholder shall not be less than 110% of the estimated fair value of the shares on the date of grant, respectively. ISO and NSO stock options generally vest every nine months, over a three year period.

The Plan reserves thirty five million (35,000,000) shares of the Company's common stock for issuance.

In accordance with the provisions of SFAS 123R, and for nonemployees, the measurement criteria of EITF 96-18, the Company recognized stock-based compensation expense of $365,900 and $620,900 for the year ended December 31, 2009, and 2008, respectively. The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model. Until the quarterly period ended March 31, 2008, the expected volatility was based on industry comparables as the Company recently became a publicly held company and trading volumes have been low.  The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected term of options granted is based on the remaining expected life of the option. The following weighted average assumptions were used for the options granted during the years ended December 31, 2009 and 2008:

	Years Ended December 31,
	2009	2008
Expected volatility	447%	336%
Risk-free rate	3.6%	2.9%
Expected term	5.0 years	4.5 years

A summary of stock option activity for the year ended December 31, 2009, is as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding as of December 31, 2008	27,399,032	$.09
Granted	7,300,000	$.05
Exercised	(124,069)	$.08
Cancelled	(1,276,183)	$.24
Outstanding as of December 31, 2009	33,298,780	$.08	3.2	$--

A summary of the status of the nonvested options for the year ended December 31, 2009 is presented below:

	Number of Shares	Weighted- Average Grant Date Fair Value
Nonvested as of December 31, 2008	10,182,439	$.09
Granted	7,300,000	$.05
Vested	(1,549,342)	$.13
Cancelled	(437,500)	$.21
Nonvested as of December 31, 2009	15,495,597	$.04

Information regarding the weighted-average remaining contractual life and weighted-average exercise price of options outstanding and options exercisable at December 31, 2009, for selected price ranges is as follows:

	Options Outstanding Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price per Share	Number Exercisable	Weighted Average Exercise Price per Share
$ .04 - .18	30,403,780	3.2	$ .05	16,055,683	$ .07
$ .18 - .27	2,895,000	2.9	$ .27	1,747,500	$ .27
	33,298,780			17,803,183

Warrants

In conjunction with issuance of the 2007 Convertible Promissory Notes, the 2008 Convertible Promissory Notes, the AOI Fund Convertible Promissory Notes (see Note 6 for further discussion of these issuances) and various consulting arrangements entered into since inception, as of December 31, 2009, the Company issued warrants to purchase an aggregate of 12,507,896 shares of common stock of the Company at exercise prices ranging from of $0.01 to $0.50 per share that expire five years from the date of issuance.

A summary of warrant activity for the year ended December 31, 2009 is as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding as of December 31, 2008	9,326,896	$.22	2.9	$-
Granted	3,181,000.03
Cancelled	-	-
Outstanding as of December 31, 2009	12,507,896	$.20	2.9	$-

A summary of the status of the non-vested warrants for the year ended December 31, 2009 is presented below:

	Number of Shares	Weighted- Average Grant Date Fair Value
Non-vested as of December 31, 2008	4,083,750	$.29
Granted	3,181,000	$.01
Vested	(2,281,000)	$.04
Cancelled	-	$-
Non-vested as of December 31, 2009	4,983,750	$.14

8.           COMMITMENTS

During February 2009, the Company entered into a new two year lease for its new principal offices which the monthly rent is $3,300.  Rent expense incurred under this lease during the years ended December 31, 2009 and 2008 was $ 33,000 and none, respectively.

Total payments of $42,000 and $7,000 are due through the years ended December 31, 2010 and 2011, respectively.

In February 2007, the Company entered into a two year lease for its principal offices. Monthly rent was $8,400 under this lease. Rent expense incurred under this lease during the year ended December 31, 2009 was $16,800 and $100,800, respectively.

9.           INCOME TAXES

Due to operating losses, there is no federal tax provision and $1,600 California minimum franchise state provision for income taxes is due annually.

Deferred income tax benefits result from the recognition of temporary differences between financial statements and income tax reporting of income and expenses and the recognition of net operating losses in the approximate amount of $5.1 million and $3.8 million and stock based compensation expense of approximately $2.3 and $1.7 million, as of December 31, 2009 and 2008, respectively. These deferred tax benefits have been fully offset by a valuation allowance, as management could not determine that it was “more likely than not” that the deferred tax assets would be realized. The gross deferred tax asset and related valuation allowance was approximately $2.4 million and $2.6 million at December 31, 2009 and 2008.

As of December 31, 2009, federal and state net operating loss carry-forwards amount to approximately $5.1 million and begin to expire in the year 2027 and 2017, respectively.

Pursuant to Section 382 of the Internal Revenue Code, use of the Company’s net operating loss and credit carry-forwards may be limited if the Company experiences a cumulative change in ownership of greater than 50% in a moving three-year period. Ownership changes could impact the Company’s ability to utilize net operating losses and credit carry-forwards remaining at the ownership change date.

10.           RECENT ACCOUNTING PRONOUNCEMENTS

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

From time to time, new accounting pronouncements are issued by the FASB or other standards setting bodies that the Company adopts as of the specified effective date. Unless otherwise discussed in these financial statements and notes or in the Annual Report on Form 10-K for the year ended December 31, 2009, management believes the impact of any other recently issued standards that are not yet effective are either not applicable at this time or will not have a material impact on the consolidated financial statements upon adoption.

11.           SUBSEQUENT EVENTS

During the first quarter of 2010, the Company entered into an investment banking agreement whereby the Company agreed to raise capital in a private placement offering.  The Company is offering a minimum of 1,000,000 Units and a maximum of 18,000,000 Units at a price of $0.10 per Unit to an unlimited number of investors who qualify as “accredited investors,” as such term is defined under Regulation D adopted under the Act.  Each Unit consists of four shares of common stock, $0.001 par value, plus one five-year A Warrant to purchase one share of common stock at an exercise price of $0.05 per share and one five-year B Warrant to purchase one share of common stock at an exercise price of $0.10 per share.  The A Warrants are callable by us at any time beginning on the first day after the twenty trading day volume weighted average price (“VWAP”) of one share of our common stock exceeds $0.10 and the B Warrants are callable by us at any time beginning on the first day after the twenty trading VWAP of one share of our common stock exceeds $0.20.  A minimum investment of 250,000 Units for $25,000 is required, subject to our right to accept a smaller investment in our sole discretion. We may sell up to an additional 2,000,000 Units pursuant to overallotments.

On January 11, 2010, Kiddie Kandids LLC filed for bankruptcy.  Commencing in the fourth quarter of 2008, the Company had launched a strategic marketing partnership with Online Solutions LLC, an affiliate of Kiddie Kandids LLC.  The Company derived 39% and 17% of our total revenue from this marketing partnership during year ended December 31, 2009 and 2008, respectively.  While Online Solutions LLC is not a part of the bankruptcy and we continue to provide hosting services and earn revenue from existing customers at the time of the bankruptcy.  On March 19, 2009,  CPI Corp. offered to buy all the assets of Kiddie Kandids with a plan to reopen all of its locations once the purchase is approved by the bankruptcy court, therefore the Company’s resulting customer base may reinitiate its growth as previously anticipated in the future upon the reopening.

During the first quarter of 2010, the Company received cash proceeds of $390,000 through a bridge loan from eight investors.  In exchange for these funds, the Company issued the investors an aggregate of 1,820,001 shares of our common stock and  also issued them promissory notes with an aggregate principal balance of $487,500 (the “Short-Term Notes”).  The Short-Term Notes accrue interest at the rate of 8% per annum and are payable at maturity six months after issuance.  We plan to satisfy our obligation under the Short-Term Notes with the proceeds from the offering discussed above.

On March 29, 2010, we entered into new employment agreements with Michael Sawtell and Steven Dong, as follows:

Employment Agreement with Michael Sawtell

We entered into an new employment agreement with Mr. Sawtell, our Chief Executive Officer on March 29, 2010. The employment agreement has a term of three years and automatically renews for additional one year terms unless either party terminates it with at least 30 days notice to the other party.  The agreement is only in effect to the extent we are successful of raising a minimum of $1,500,000 of financing.
The material terms of the agreement are:  (i) base annual salary of $220,000; (ii) participation in our standard employee benefit plans; (iii) stock option grant to purchase up to 3,500,000 shares or our common stock; (iv) reimbursable expenses customarily given to Executives; (v) other bonuses at the discretion of the board of directors (vi) all previously granted securities issued to Mr. Sawtell prior to this agreement shall be changed whereby the exercise price or conversion price shall become the same price per share equal to any subsequent financing made after the date of this agreement and (vii) severance arrangements.

Employment Agreement with Steven Dong

We entered into an new employment agreement with Mr. Dong, our Chief Financial Officer on March 29, 2010. The employment agreement has a term of two years and automatically renews for additional one year terms unless either party terminates it with at least 30 days notice to the other party. The agreement is only in effect to the extent we are successful of raising a minimum of $1,500,000 of financing. The material terms of the agreement are:  (i) base annual salary of $195,000; (ii) participation in our standard employee benefit plans; (iii) stock option grant to purchase up to 3,000,000 shares or our common stock; (iv) reimbursable expenses customarily given to Executives; (v) other bonuses at the discretion of the board of directors (vi) all previously granted securities issued to Mr. Dong prior to this agreement shall be changed whereby the exercise price or conversion price shall become the same price per share equal to any subsequent financing made after the date of this agreement and (vii) severance arrangements.