Form 10-Q
period 2010-03-31
DigitalPost Interactive, Inc.
filed 2010-05-17
CIK 1321099

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2010

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

As of May 15, 2010, there were 138,014,451 shares of the Registrant’s common stock issued and outstanding.

Item 1. Financial Statements
DIGITALPOST INTERACTIVE, INC.
CONDENSED CONSOLIDATED
BALANCE SHEETS

	March 31,	December 31,
	2010	2009
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$18,500	$-
Accounts receivable and other current assets	49,600	41,600
Total current assets	68,100	41,600
Property and equipment, net	22,600	26,300
Website and software development costs, net	148,600	126,900
Deferred financing costs	36,000	42,900
Other assets	1,500	1,500
Total assets	$276,800	$239,200

Liabilities and Stockholders' Deficit
Current liabilities
Accounts payable	$168,100	$195,800
Accrued expenses	254,500	289,800
Deferred revenue	54,300	54,100
Due to stockholder	36,600	36,600
Convertible and other promissory notes, net - current (Note 6)	2,067,900	1,592,200
Total current liabilities	2,581,400	2,168,500

Convertible and other promissory notes, net - long term (Note 6)	-	-
Total liabilities	2,581,400	2,168,500

Commitments and contingencies (Note 8 and 10)

Stockholders’ deficit (Note 7)
Preferred Stock, $.001 par value; 20,000,000
shares authorized; no shares
issued and outstanding	-	-
Common Stock, $.001 par value; 480,000,000 shares authorized;
90,430,118 and 87,631,141 shares issued and outstanding
at March 31, 2010 and December 31, 2009, respectively	90,500	87,600
Additional paid in capital	7,523,200	7,096,900
Accumulated deficit	(9,918,300)	(9,113,800)
Stockholders’ deficit	(2,304,600)	(1,929,300)
Total liabilities and stockholders’ deficit	$276,800	$239,200

The accompanying notes to condensed unaudited consolidated financial statements are an integral part of this balance sheet.

DIGITALPOST INTERACTIVE, INC.
CONDENSED CONSOLIDATED
STATEMENTS OF OPERATIONS (UNAUDITED)

	Three	Three
	Months Ended	Months Ended
	March 31,	March 31,
	2010	2009
Revenues:
Subscription	$131,200	$206,700
Professional services	12,400	104,300
Total Revenue	143,600	311,000

Cost of Revenues:
Subscription	63,700	94,500
Professional services	6,600	47,000
Total Cost of Revenue	70,300	141,500

Gross Profit	73,300	169,500

Operating expenses:
Research and development	21,300	54,400
Sales and marketing	1,400	15,900
General and administrative	640,400	389,500

Total operating expenses	663,100	459,800

Loss from operations	(589,800)	(290,300)

Interest expense	(214,700)	(218,200)

Net loss	(804,500)	(508,500)

Weighted average outstanding shares	89,144,801	73,112,126
Basic and Diluted Loss Per Share	$(.009)	$(.007)

 The accompanying notes to condensed unaudited consolidated financial statements are an integral part of these statements.

DIGITALPOST INTERACTIVE, INC.
CONDENSED CONSOLIDATED
STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three	Three
	Months Ended	Months Ended
	March 31, 2010	March 31, 2009
Cash flows from operating activities
Net loss	$(804,500)	$(508,500)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation and amortization	29,600	35,200
Non-cash stock-based compensation	353,000	142,500
Amortization of debt discount	162,100	155,000

Changes in operating assets and liabilities:
Accounts receivable and other assets	(8,300)	(26,300)
Other assets	-	6,800
Accounts payable	(27,700)	61,000
Accrued expenses	(35,300)	83,400
Deferred revenue	200	(11,200)
Net cash used by operating activities	(330,900)	(62,100)
Cash flows from investing activities
Acquisition and development of software	(40,600)	-
Net cash used by investing activities	(40,600)	-
Cash flows from financing activities
Proceeds from promissory notes	390,000	-
Net cash provided by financing activities	390,000	-
Net increase (decrease) in cash and cash equivalents	18,500	(62,100)
Cash and cash equivalents, beginning of period	-	67,700
Cash and cash equivalents, end of period	$18,500	$5,600

Supplemental disclosures:
Cash paid for income taxes	$1,600	$1,600
Cash paid interest	$28,100	$18,400
Supplemental disclosures of non cash activities:
Common stock issued for interest (Note 7)	$15,340	$15,340
Accretion of the promissory notes (Note 6)	$154,600	$-
Common stock issued with promissory notes (Note 6)	$76,300	$-

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

The Company produces destination websites that allow subscribers to securely share digital media, including photos, videos, calendars, message boards, and history. The Company’s proprietary website administration system, Qwik-Post™, and online video uploading system, Video-PostSM, allow users of personal computers to manage these “virtual family rooms,” and provide a destination to display photo and video memories, discussions, and history. The Company also provides professional services by generating and developing custom website software.

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

In the opinion of management, all adjustments, including normal recurring adjustments, considered necessary for a fair presentation have been included. The accompanying condensed unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company included in the Company’s 2009 Form 10-K as filed with the U.S. Securities and Exchange Commission (“SEC”) on March 31, 2010. Operating results for the three month period ended March 31, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2010.

Basis of Consolidation

The accompanying consolidated financial statements include the accounts of DPI and TFP (as defined above) DPI’s wholly-owned subsidiary.

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

Website and Software Development Costs

Costs and expenses incurred during the planning and operating stages of the Company’s website are expensed as incurred. Costs incurred in the website application and infrastructure development stages are capitalized by the Company and amortized to expense over the website’s estimated useful life or period of benefit.

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

As of March 31, 2010, and December 31, 2009 the Company capitalized $148,600 and $126,900, respectively, net of accumulated amortization, related to its website and software development (Note 4).

Research and Development Costs

The Company expenses research and development costs as incurred.

Revenue Recognition

The Company’s subscription revenues are generated from monthly subscriptions for website hosting services. The typical subscription agreement includes the usage of a personalized website and hosting services. The individual deliverables are not independent of each other and are not sold or priced on a standalone basis. Costs to complete the website and prepare it for the use of an end customer are minimal, and are expensed to cost of revenues as incurred. Upon the completion of a customer’s signup and initial hosting of the website, the subscription is offered free of charge for a two week trial period during which the customer can cancel at anytime. After the two week trial period has ended, revenue is recognized when all of the following conditions are satisfied: (1) there is persuasive evidence of an arrangement; (2) the service has been provided to the customer; (3) the amount of fees to be paid by the customer is fixed or determinable; and (4) the collection of the Company’s fees is probable. These criteria are met monthly as the Company’s service is provided on a month-to-month basis, and collections are generally made in advance of the services. There is no provision for refunds as of March 31, 2010, as the Company’s historical refund experience has been minimal.

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

During the three months ended March 31, 2010, the Company also distributed its website through a marketing partnership and shared a portion of revenue generated with the marketing partner. Revenue is reported gross of the payment received from its marketing partner because the Company acts as the primary obligor and is responsible for the fulfillment of services. The Company derived 70% and 52% of its total revenue from such marketing partner during the three months ended March 31, 2010 and 2009, respectively.

Professional services revenue is generated from custom website design services. The Company’s professional services revenue from contracts for custom website design is recorded using a proportional performance model based on labor hours incurred. The extent of progress toward completion is measured by the labor hours incurred as a percentage of total estimated labor hours to complete. Labor hours are the most appropriate measure to allocate revenue among reporting periods, as they are the primary input to the provision of our professional services. The Company derived 6% and 65% of its total professional service revenue from a single customer during the three months ended March 31, 2010, and 2009 respectively.

Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Due to the anti-dilutive nature of the Company’s potential common shares, there is no effect on the calculation of weighted average shares for diluted net loss per common share. As a result, the basic and diluted net losses attributable per common share amounts are identical. 68,159,714 shares of potentially dilutive securities have been excluded for three month period ended March 31, 2010 respectively, because their effect was anti-dilutive. 46,972,306 shares of potentially dilutive securities have been excluded for each of the three month period ended March 31, 2009, because their effect was anti-dilutive.

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

The Company’s 2010 calculations were made using the Black-Scholes option-pricing model with the following weighted average assumptions: expected life of 5 years; 430% stock price volatility; risk-free interest rate of 2.4%; forfeitures rate of 12% and no dividends during the expected term. During the three month period ended March 31, 2010, the Company recognized stock based compensation expense of $353,000. During three March 31, 2009, the Company recognized stock based compensation expense of $142,500.

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of March 31, 2010, the carrying value of accounts receivable and payable, loans from stockholders and accrued liabilities approximated fair value due to the short-term nature and maturity of these instruments.  The fair value of the 2007 Convertible Promissory Notes and 2008 Convertible Promissory Notes and 2010 Promissory Notes (See Note 6) have not been estimated since the cost of doing so would be excessively prohibitive and not practicable.

Concentration of Risk

Credit is extended based on an evaluation of the customer’s financial condition, and collateral is not required. The Company also evaluates its credit customers for potential credit losses. The accounts receivable balance at March 31, 2010 is primarily due from a single major marketing partner in the amount of $49,600. The accounts receivable balance at December 31, 2009 is primarily due from a single major marketing partner and a professional services customer which collectively accounted for 100% of the net accounts receivable with a balance of $41,600.

Advertising

Advertising and promotion costs are charged to operations when incurred. For the three months ended March 31, 2010 and 2009, advertising and promotion costs amounted to $1,500 and $9,700, respectively.

Impairment of Long-Lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives when events or circumstances lead management to believe that the carrying value of an asset may not be recoverable. For the three months ended March 31, 2010 and 2009, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

Deferred Finance Costs

The Company defers as other assets the direct incremental costs of raising capital until such time as the offering is completed. At the time of the completion of the offering, the costs are charged against the capital raised. Should the offering be terminated, deferred offering costs are charged to operations during the period in which the offering is terminated.

Estimates

The consolidated financial statements are prepared on the basis of accounting principles generally accepted in the United States of America. The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of March 31, 2010 and expenses for the three months ended March 31, 2010 and 2009. Actual results could differ from those estimates made by management.

Income Taxes

The process of preparing the financial statements requires management estimates of income taxes in each of the jurisdictions that the Company operates. This process involves estimating current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in the balance sheet. The Company utilizes an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. Management must assess the likelihood that the deferred tax assets or liabilities will be realized for future periods, and to the extent management believes that realization is not likely, must establish a valuation allowance. To the extent a valuation allowance is created or adjusted in a period, the Company must include an expense or benefit, within the tax provision in the statements of operations. Significant management judgment is required in determining the provision for income taxes, deferred tax asset and liabilities and any valuation allowance recorded against net deferred tax assets. It is possible that different tax models, and the selection of different input variables, could produce a materially different estimate of the provision, asset, liability and valuation allowance. Management could not determine that it was more likely than not that the Company would realize any future benefit from the deferred tax asset in 2010 and 2009 and therefore booked a 100% valuation allowance in both years resulting in the elimination of the deferred tax asset from the Company's balance sheet as of March 31, 2010 and December 31, 2009.

2.           GOING CONCERN AND MANAGEMENT’S PLANS

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates the continuation of the Company as a going concern. The Company has not established sufficient sources of revenue to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of March 31, 2010, the cash resources of the Company are insufficient to meet its current working capital needs and on going business plan. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern. During the three months ended March 31, 2010, the Company raised additional working capital of $390,000 from private debt and equity financing.  Since inception through March 31, 2010, the Company has raised an aggregate amount of approximately $5.4 million in private debt and equity financing. The offer and sale of the securities above were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in (i) Section 4(2) of the Securities Act and/or Rule 506 of Regulation D promulgated thereunder or (ii) Rule 501 of Regulation S.

Since the cash resources of the Company as of March 31, 2010 are insufficient to meet its current working capital needs and on going business plan, the Company is seeking to raise additional funds either through additional debt or equity financings during 2010.  During the second quarter of 2010, the Company raised approximately $1.1 million in private debt and equity financing (see Note 10 for further discussion).

Also, the Company expects to improve its cash flow from operating activities through continued cost reductions and its continued implementation of strategic marketing partnerships.

3.           PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	March 31, 2010	December 31, 2009

Computer equipment and software	$53,100	$53,100
Furniture and fixtures	37,500	37,500
Less -accumulated depreciation and amortization	(68,000)	(64,300)
	$22,600	$26,300

4.           WEBSITE DEVELOPMENT COSTS

Website development costs consisted of the following:
	March 31, 2010	December 31, 2009

Website development costs	$364,500	$323,800
Less -accumulated amortization	(215,900)	(196,900)
	$148,600	$126,900

5.           DUE TO STOCKHOLDER AND RELATED PARTY TRANSACTIONS

As of March 31, 2010 and December 31, 2009, $36,600 was due to an officer of the Company, who is also a principal stockholder. The amount due to the officer does not bear interest, is not collateralized and has no formal repayment terms.  During the three months ended March 31, 2010 and 2009, no amounts of the net amount owed was paid to the officer, respectively.

As of March 31, 2010 and December 31, 2009, $45,000 was due to an officer of the Company pursuant to the 2007 Convertible Promissory Note agreements, as further discussed in Note 6 below.

During the three months ended March 31, 2010, the Company granted options to purchase up to 8,700,000 shares of common stock granted to the Company’s employees, which includes options to purchase up to 3,500,000 and 3,000,000 granted to the Company’s chief executive officer and chief financial officer, respectively.  The options granted can be exercised at $0.05 per share and vest in accordance with the Company's 2007 Stock Option Plan.

6.           CONVERTIBLE PROMISSORY NOTES

The 2007 Convertible Promissory Notes

During October 2007, the Company commenced a private offering of its securities for the purpose of raising capital whereby it entered into Convertible Notes with nine accredited investors, one of which is the chief financial officer of the Company. Pursuant to the terms of the offering, the investors purchased an aggregate of $767,000 of 8% senior secured convertible notes and were issued warrants to purchase shares of the Company’s common stock (the “2007 Convertible Notes”). The secured convertible notes in the event of default become secured by the Company’s assets and are due two years from the date of each note, but are subordinate to the AOI Fund Convertible Promissory Notes discussed below.  Initially, each secured convertible note holder had the right, at any time, to convert their note into shares of the Company’s common stock at a conversion ratio of one share of common stock for each $0.40 of principal amount of their note for a maximum potential aggregate of 1,917,500 shares of common stock; in addition, the investors were issued warrants to purchase an aggregate of

1,917,500 shares of common stock at an exercise price of $0.50 per share that expire five years from the date of  issuance.  Half of these warrants are exercisable immediately and the remaining half are exercisable upon the conversion of the related notes payable. Initially, for a period of twelve months after the effective date, if the Company sells common stock at a price per share below the conversion price of $0.40 per share, the conversion price will adjust accordingly downward to the new lower sales price per share.  Since then, the Company has sold securities at a lower price of $0.123 per share, as a result the Company was obligated to lower the conversion price from $0.40 per share to the same $0.123 per share price which gives each investor the right, at any time, to convert their note into shares of the Company’s common stock at a conversion ratio of one share of common stock for each $0.123 of principal amount of their note for a maximum potential aggregate of 6,235,772 shares of common stock.  In connection with this financing, a form of the convertible notes agreement was filed with the Securities and Exchange Commission on Form 8-K, dated October 4, 2007. The offer and sale of the securities underlying the convertible notes were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Sections 4(2) of the Securities Act of 1933 and/or Rule 506 of Regulation D adopted thereunder.

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

Upon issuance in 2007, the beneficial conversion feature qualified, under EITF 00-19, for classification as equity and $480,800 was recorded as additional paid in capital and discount on debt to be amortized over the term of 2007 Convertible Notes. Since the intrinsic value of the conversion feature was greater than the proceeds allocated to the convertible notes, the amount of the discount assigned to the conversion feature is limited to the amount of the proceeds allocated to the convertible notes.  On January 1, 2009, the conversion feature, under EITF 07-05, was reclassified from equity to liabilities and marked to market. The value of the conversion feature decreased by $883,100 from the date of issuance to January 1, 2009.  The cumulative effect at January 1, 2009 was a reduction to additional paid in capital of $480,800 to reclassify the conversion feature embedded in the 2007 Convertible Notes from equity to a liability, a net decrease in accumulated deficit of $356,100 to reflect the recording of the initial value and the change in the value of the conversion feature between its issuance date and January 1, 2009, and the recognition of a conversion feature liability of $124,700. Under EITF 07-05 and SFAS 133, the conversion feature will be carried at fair value and adjusted quarterly.  In October 2009, the adjustment provision (further discussed below) related to the conversion price expired and as a result there is no longer a beneficial conversion feature liability, therefore, the Company reclassified the beneficial conversion feature liability in the amount of $383,500 from liability to equity as of December 31, 2009.

Interest charges associated with the convertible notes, including amortization of the discounts associated with the conversion feature and the vested warrants, totaled $15,300 and $93,000 for the three months ended March 31, 2010 and 2009, respectively.

In September 2008, the Company entered into waiver agreements with the holders of the 2007 Convertible Notes whereby the holders waived once the provision to adjust the conversion price of $0.123 per share downward the new lower sales price of a financing made by the Company in September 2008.  As consideration, the Company provided the holders with warrants to purchase an aggregate of 500,000 shares of the Company's common stock at an exercise price of $0.07 per share and provided a new provision for a period of twelve months after the effective date, that if the Company sells common stock for an aggregate amount in excess of $750,000 in such offering, the conversion price will adjust accordingly downward to the higher of $0.03 per share or the new lower sales price per share.  In October 2009, this adjustment provision expired and as a result there is no longer a beneficial conversion feature liability, therefore, the Company reclassified the beneficial conversion feature liability in the amount of $383,500 from liability to equity as of December 31, 2009.

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

Interest charges associated with the convertible notes, including amortization of the discounts associated with the beneficial conversion feature and the vested warrants, totaled $3,000 and $3,000 for the three months ended March 31, 2010, and 2009, respectively.

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

In September 2008, the same investor purchased for a fourth investment, $180,000 of the AOI Convertible Notes (15% secured convertible notes) and were issued warrants to purchase shares of our common stock. The convertible note holder has the right, at any time, to convert their note into shares of our common stock at a conversion ratio of one share of common stock for each $0.123 of principal amount of their note for a maximum potential aggregate of 1,463,414 shares of common stock; in addition, the investors were issued “Series C Warrants" to purchase 750,000 shares of common stock at an exercise price of $0.123 per share that expire five years from the date of issuance and “Series D Warrants” to purchase 750,000 shares of common stock at an exercise price of $.15 per share that expire five years from the date of issuance.  The Series D Warrants also have a put option in the amount of $45,000 which can only be exercised after the one year anniversary date of the convertible note.  The Series C Warrants have no put option.  The convertible note included an original issue discount of $30,000 and original maturity date of September 26, 2008.  Additionally, the convertible notes are secured by a security interest in all assets of the Company.  On October 16, 2009, we entered in to an Extension and Modification Agreement, which extends the due date of the AOI Convertible Note with an aggregate original face amount of $180,000 and an original maturity date of September 26, 2009  to a new amended due date of December 26, 2009.  In consideration for such extension, the Company agreed to issue 500,000 shares of its restricted common stock to the investor and increase the face of the note to $187,500.  The warrant exercise price for Series C and Series D warrants were also amended to $0.10 per share.  The Extension and Modification Agreement was filed with the Securities and Exchange Commission on Form 8-K, dated October 23, 2009. The offer and sale of the securities underlying these convertible notes were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Sections 4(2) of the Securities Act of 1933 and/or Rule 506 of Regulation D adopted thereunder.

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

In connection with the extension agreements for the AOI Convertible Notes entered into in October 2009 (discussed above), the Company determined that the modifications qualify for extinguishment accounting under Accounting Standards Codification 470-50.  As such, the Company recognized a gain on debt modification of $300,300 that resulted from the difference between the carrying value of the notes before the modification and estimated fair value of the modified notes.  The Company further determined that the embedded conversion option in the debt extension agreement qualifies for equity classification under EITF 00-19, qualifies for the scope exception of paragraph 11(a) of SFAS 133, and is not bifurcated from the host contract. The Company also determined that the warrants issued to the note holders qualify for equity classification under the provisions of SFAS 133 and EITF 00-19. In accordance with the provisions of Accounting Principles Board Opinion No. 14, the Company allocated the new debt extension amounts in this transaction to each of the convertible notes and common stock purchase warrants based on their relative estimated fair values. As a result, the Company allocated an aggregate amount of $544,400 to the convertible notes, an aggregate amount of $115,900 to the common stock purchase warrants, $64,900 to the beneficial conversion feature and $60,000 to the 1,000,000 common shares issued, which were recorded in additional paid-in-capital. In accordance with the consensus of EITF issues 98-5 and 00-27, management determined that the convertible notes contained a beneficial conversion feature based on the effective conversion price after allocating the debt extension amounts of the convertible notes to the vested portion of the common stock purchase warrants and common stock issued.  The amounts recorded for the common stock purchase warrants, beneficial conversion feature and common stock issued are amortized as interest expense over the term of the new extended convertible notes.  Interest charges associated with all four AOI Fund Convertible Promissory Notes, including amortization of the discounts associated with the original issue discount, beneficial conversion, put option and the vested warrants, totaled $96,200 and $75,700 for year three months ended March 31, 2010 and 2009, respectively.

The 2010 Promissory Notes

During the first quarter of 2010, the Company received cash proceeds of $390,000 through short term loans from eight investors.  In exchange for these funds, the Company issued the investors an aggregate of 1,820,001 shares of common stock and also issued them promissory notes with an aggregate principal balance of $487,500 (the “2010 Promissory Notes”).  As a result, the Company recorded debt discount of $173,800 related to the original issue discount and common stock issued with the promissory notes.  The debt discount is amortized over for the same term of the notes.  The notes accrue interest at the rate of 8% per annum and are payable at maturity six months after issuance.  The Company plans to satisfy its obligation under these notes with the proceeds from additional equity offering discussed further below in Note 7.  Interest charges associated with the 2010 Promissory Notes including amortization of the discounts associated with the original issue discount and common stock issued totaled $57,600 and none for the three months ended March 31, 2010 and 2009, respectively. The offer and sale of the securities above were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder.

Outstanding Convertible and Other Promissory Notes are as follows:

	March 31, 2010	December 31, 2009

The 2007 Convertible Promissory Notes	$767,000	$767,000
The 2008 Convertible Promissory Notes	123,000	120,000
The AOI Fund Promissory Notes	727,800	637,100
The 2010 Promissory Notes	492,700	-
The AOI Fund Promissory Notes Put Option	205,600	215,000
Total borrowings	2,316,100	1,739,100
Debt discount	(248,200)	(146,900)
Total borrowings less debt discount	2,067,900	1,592,200
Less current portion	2,067,900	1,592,200
Noncurrent portion	$-	$-

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

Shares Issued

During the first quarter of 2010, the Company entered into an investment banking agreement whereby the Company agreed to raise capital in a private placement offering.  The Company offered a minimum of 1,000,000 Units and a maximum of 18,000,000 Units at a price of $0.10 per Unit to an unlimited number of investors who qualify as “accredited investors,” as such term is defined under Regulation D adopted under the Act (“2010 Stock Offering”).   Each “Unit” consists of four shares of common stock, $0.001 par value, plus one five-year A Warrant to purchase one share of common stock at an exercise price of $0.05 per share and one five-year B Warrant to purchase one share of common stock at an exercise price of $0.10 per share.  The A Warrants are callable by the Company at any time beginning on the first day after the twenty trading day volume weighted average price (“VWAP”) of one share of our common stock exceeds $0.10 and the B Warrants are callable by us at any time beginning on the first day after the twenty trading VWAP of one share of common stock exceeds $0.20.  A minimum investment of 250,000 Units for $25,000 is required, subject to the Company's right to accept a smaller investment in it's sole discretion. The Company may sell up to an additional 2,000,000 Units pursuant to overallotments.  As of March 31, 2010, the Company has not received any proceeds from this offering.  Subsequent to March 31, 2010, the Company sold $1,140,500 to seven investors who purchased 11,405,250 Units of the 2010 Stock Offering, whereby the Company issued 45,821,000 shares of common stock, 11,455,250 A Warrants and 11,455,250 B Warrants

During the second quarter of 2010, the Company amended the terms of the 2010 Stock Offering and its related investment banking agreement whereby the maximum offering amount of the 2010 Stock Offering was raised from 18,000,000 Units to 25,000,000 Units, subject to an over-allotment option of 2,000,000 Units.  Such amendment also extended the termination date to the earlier of the date on which the maximum offering amount is sold or July 15, 2010.

During the first quarter, the Company issued 1,820,001 restricted shares related to the 2010 Promissory Notes (see Note 6 above for further discussion).

During the three months ended March 31, 2010, the Company issued 730,476 shares of common stock for $15,340 of interest due on the 2007 Convertible Promissory Notes.   During the three months ended March 31, 2010, the Company issued 278,500 shares of common stock for professional services and fees of $11,100.  The offer and sale of the securities above were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Section 4(2) and Section 4(6) of the Securities Act and/or Rule 506 of Regulation D adopted thereunder.

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

The Company recognized stock-based compensation expense of $353,000 and $142,500 for the three months ended March 31, 2010 and 2009, respectively. The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model. Until the quarterly period ended March 31, 2008, the expected volatility was based on industry comparables as the Company recently became a publicly held company and trading volumes have been low.  The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected term of options granted is based on the remaining expected life of the option. The following weighted average assumptions were used for the options granted during the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31,
	2010	2009
Expected volatility	430.0%	192.0%
Risk-free rate	2.4%	2.8%
Expected Term	5 years	4.5 years

A summary of stock option activity for the three months ended March 31, 2010, is as follows:

Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding as of December 31, 2009	33,298,780	$.08
Granted	8,700,000	$.05
Cancelled	(8,025,000)	$.04
Outstanding as of March 31, 2010	33,973,780	$.08	3	$-

A summary of the status of the non-vested options for the three months ended March 31, 2010 is presented below:

	Number of Shares	Weighted- Average Grant Date Fair Value
Non-vested as of December 31, 2009	15,495,597	$.04
Granted	8,700,000	$.05
Vested	(1,191,841)	$.44
Cancelled	(5,417,500)	$.28
Non-vested as of March 31, 2010	17,586,256	$.09

Information regarding the weighted-average remaining contractual life and weighted-average exercise price of options outstanding and options exercisable at March 31, 2010, for selected price ranges is as follows:

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life(in Years)	Weighted Average Exercise Price per Share	Number Exercisable	Weighted Average Exercise Price per Share
$ .04 - .18	31,078,780	3.2	$ .06	14,273,774	$ .08
$ .18 - .27	2,895,000	3.5	$ .27	2,113,750	$ .28
	33,973,780			16,387,524

Warrants

In conjunction with issuance of the 2007 Convertible Promissory Notes, the 2008 Convertible Promissory Notes, the AOI Fund Convertible Promissory Notes (see Note 6 for further discussion of these issuances) and various consulting arrangements entered into since inception, as of March 31, 2010, the Company has issued warrants to purchase an aggregate of 16,507,896 shares of common stock of the Company at exercise prices ranging from of $0.01 to $0.50 per share that expire five years from the date of issuance.

A summary of warrant activity for the three months ended March 31, 2010, is as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding as of December 31, 2009	12,507,896	$.20	2.9	$-
Granted	4,000,000.07		2.9	$-
Cancelled	-
Outstanding as of March 31, 2010	16,507,896	$.15	3.8	$-

A summary of the status of the non-vested warrants for the three months ended March 31, 2010 is presented below:

	Number of Shares	Weighted- Average Grant Date Fair Value
Non-vested as of December 31, 2009	4,983,750	$.22
Granted	4,000,000	$.04
Vested	(4,050,000)	$.04
Cancelled	-	$-
Non-vested as of March 31, 2010	4,933,750	$.23

8.           COMMITMENTS

During February 2009, the Company entered into a new two year lease for its new principal offices which the monthly rent is $3,500.  Rent expense incurred under this lease during the three months ended March 31, 2010 and 2009 was $10,500 and $3,300, respectively.

Total payments of $31,500 and $7,000 are due through the years ended December 31, 2010 and 2011, respectively.

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

10.           SUBSEQUENT EVENTS

For the Company’s 2010 Stock Offering (see Note 7), subsequent to March 31, 2010, the Company sold $1,140,500 to seven investors who purchased 11,405,250 Units of the 2010 Stock Offering, whereby the Company issued 45,821,000 shares of common stock, 11,455,250 A Warrants and 11,455,250 B Warrants.  The offer and sale of the securities above were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder.

During the second quarter of 2010, the Company amended the terms of the 2010 Stock Offering and its related investment banking agreement whereby the maximum offering amount of the 2010 Stock Offering was raised from 18,000,000 Units to 25,000,000 Units, subject to an over-allotment option of 2,000,000 Units.  Such amendment also extended the termination date to the earlier of the date on which the maximum offering amount is sold or July 15, 2010.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The statements, other than statements of historical fact, included in this report are forward-looking statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “plan,” “seek,” or “believe” and similar expressions. We believe that the expectations reflected in such forward-looking statements are accurate. However, we cannot assure you that such expectations will occur. Our actual future performance could differ materially from such statements. You should not unduly rely on these forward-looking statements, which speak only as of the date of this report. Except as required by law, we are not obligated to release publicly any revisions to these forward-looking statements to reflect events or circumstances occurring after the date of this report or to reflect the occurrence of unanticipated events.

This section should be read in conjunction with our condensed unaudited consolidated financial statements and the related notes thereto as of March 31, 2010 and for the three months ended, which are included elsewhere in this report, with the audited consolidated financial statements and related notes thereto as of December 31, 2009 and for the year then ended, included in our Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 31, 2010 and with other company filings made with the SEC.

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

We earn revenue primarily from subscriptions generated from monthly subscriptions for website hosting services and secondarily from providing professional software development services. The typical subscription agreement includes the usage of a personalized website and hosting services.  As of March 31, 2010, we have generated 33,033 subscribers, 10,948 recurring subscribers, and 43,066 users. However, to date, our revenues have not been sufficient to cover our operating costs and expenses.  During the three months ended March 31, 2010 and 2009 our revenues were $143,600 and $311,000, respectively.   During the first quarter we continued to focus on reducing our operating expenses while simultaneously maintaining our goal of increasing revenue generating activities and we intend to continue marketing our product more aggressively upon the implementation of business arrangements we’ve recently entered into with marketing partners and the completion of additional debt or equity financing.

Current Conditions

Historically we have incurred significant losses and we continued to incur additional losses during the three months ended March 31, 2010.  Our net loss was $804,500 and $508,500 for three months ended March 31, 2010 and 2009, respectively.  Our cash used in operations was $330,900 and $62,100 for the three months ended March 31, 2010 and 2009, respectively.  As of March 31, 2010, we had a accumulated deficit of approximately $9,918,300. We expect operating losses and negative cash flow to continue for the foreseeable future.  We expect that our losses may decrease as result of generating new revenues driven from the implementation of business arrangements we’ve entered into with our marketing partners, however, there is no assurance that the implementations will produce sufficient revenues to cover our costs and expenses.  Our ability to become profitable depends on our ability to generate new revenue and sustain substantially higher revenue while maintaining reasonable expense levels.  In particular, although we intend to increase significantly our spending on marketing and promotional activities, these efforts may not be effective in growing our brand, increasing our subscriber base or generating new revenues.  If we do not achieve profitability, we may not be able to continue our operations.

Historically, we have relied upon private debt and equity financings as our primary source of cash and we continue to rely on these financings to meet our working capital needs. Since inception through March 31, 2010, the Company has raised an aggregate amount of approximately $5.4 million in private debt and equity financing. We plan to use the proceeds of the most recent offerings for marketing of our product, increasing revenue generating activities and for general working capital purposes.

We plan to continue to raise capital by sales of additional private placement equity or debt offerings during 2010, although we have no assurance that such financings will be completed. As of the date of this report, we have raised approximately $1.1 million during the second quarter of 2010.

Commencing in the fourth quarter of 2008, we had launched a strategic marketing partnership with Online Solutions LLC, an affiliate of Kiddie Kandids LLC (“Kiddie Kandids”), to host digital websites for Kiddie Kandids’ customers sold through its retail stores.    We had derived 70% and 52% of our total revenue from this marketing partnership during the three months ended March 31, 2010 and 2009, respectively.  On January 11, 2010, Kiddie Kandids filed for bankruptcy.  While Online Solutions LLC is not a part of the bankruptcy and we continue to provide hosting services and earn revenue from existing customers at the time of the bankruptcy, the prospects for customer growth from this relationship were sidelined.  However, on March 27, 2010, CPI Corp. purchased all of the assets of Kiddie Kandids LLC with a plan to reopen all of its retail locations. Therefore we hope that our resulting customer base from this relationship may reinitiate its prior growth in the future upon the store reopenings.

Subsequent to the Kiddie Kandids’ bankruptcy, we obtained additional information regarding our recurring subscribers and determined that, as of March 31, 2010, we had 10,948 recurring subscribers as opposed to 16,559 as reported in our Annual Report on Form 10-K for the year ended December 31 ,2009.  Also, we determined that, as of December 31, 2010, we had 12,146 recurring subscribers as opposed to 16,559 as previously reported.

Going Concern

We have not established sufficient sources of revenue to cover our operating costs and, as such, we have incurred operating losses since inception. Further, as of March 31, 2010, our cash resources were insufficient to meet our current working capital needs and on-going business plan. These and other factors raise substantial doubt about our ability to continue as a going concern. The report of the independent registered public accounting firm accompanying our financial statements for the year ended December 31, 2009, included in our Form 10-K filed with the SEC on March 31, 2010, contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern because of our operating losses and our need for additional capital.  Such doubt could make it more difficult for us to raise additional capital and may materially and adversely affect the terms of any financing that we may obtain. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of us to continue as a going concern.

Results of Operations

The Three Months Ended March 31, 2010 Compared to the Three Months Ended March 31, 2009

Total revenue was $143,600 and $311,000 for the three months ended March 31, 2010 and 2009, respectively, representing a decrease of $167,400. The change was due to a decrease in subscription revenues of $75,500 during the three months ended March 31, 2010 as compared the same period last year and a decrease in professional services of $91,900 during the three months ended March 31, 2010 as compared to the same period last year.

Subscription revenues for the three months ended March 31, 2010 were $131,200 as compared to $206,700 during the same period last year. Subscription revenues decreased $75,500 due to a decrease in our customers to 10,948 recurring subscribers as of March 31, 2010 from 15,171 subscribers as of March 31, 2009. The decrease in subscriptions was due to the bankruptcy in January 2010 of Kiddie Kandids LLC, an affiliate of our marketing partner Online Solutions LLC.  While Online Solutions is not a part of the bankruptcy and we continue to provide hosting services and earn revenue from existing customers at the time of the bankruptcy the prospects for customer growth from this relationship were sidelined.  However, on March 27, 2010, CPI Corp. purchased all the assets of Kiddie Kandids LLC with a plan to reopen all of its retail locations. Therefore we hope our resulting customer base may reinitiate its growth in the future upon the store reopenings.  Furthermore, we continue to believe that digital media sharing products and services are relatively new, and as a result, it is difficult to determine our current market share or predict our future market share.  We believe that the market for digital media sharing products and services can grow and that related market opportunities are also expected to grow. Our revenue, profitability and future growth depend not only on the anticipated market growth, but also our ability to execute our business plan and ultimate customer acceptance of our products and services and the success or failure of our competitors.  As a result, we expect the trend of our revenues to be positive, however, provide no assurance that such will occur.

Professional services revenues for the three months ended March 31, 2010 was $12,400 as compared to $104,300 during the same period last year. The decrease was due to us providing custom website design services under software development contracts entered into during the first quarter of 2010.  Our contracts during the same period last year were different in scope and larger in total contract amount.  From time to time, we may enter into professional services agreements resulting from our strategic partnership marketing activities and as a result, revenues from professional services may recur in future periods.

Total cost of revenue was $70,300 and $141,500 for the three months ended March 31, 2010 and 2009, respectively, representing a decrease of $71,200. The decrease was due to a decrease in subscription cost of revenues of $30,800 and decreased cost of professional services revenue of $40,400 during the three months ended March 31, 2010, respectively.

The decrease in cost of subscription revenues for the three months ended March 31, 2010 as compared to the same period last year is due to primarily having a decrease in subscription sales. Cost of subscription revenues for the three months ended March 31, 2010 were mostly derived from our marketing partnerships, hosting and setup services incurred from website services provided to our subscribers.

The decrease in cost of professional services revenues for the three months ended March 31, 2010 as compared to the same period last year is due to having provided fewer professional services, primarily labor related costs, during the three months ended March 31, 2010 whereas there were more services provided during the same period last year.

Research and development expense was $21,300 and $54,400 for the three months ended March 31, 2010 and 2009, respectively, representing a decrease of $33,100. The decrease was primarily due to lower amounts of research and development activities including lowering development personnel and consultants which was part of our efforts of continuing to manage controllable costs.

Sales and marketing expense was $1,400 and $15,900 for the three months ended March 31, 2010 and 2009, respectively, representing a decrease of $14,500. The decrease was primarily due to slightly lower amounts of sales and marketing activities and promotions during the three months ended March 31, 2010.

General and administrative expense was $640,400 and $389,500 for the three months ended March 31, 2010 and 2009, respectively, representing an increase of $250,900. The change was primarily due to an increase of $233,100 in non-cash warrant and option expense, an increase of $101,400 in professional fees related to legal and other professional service fees, partially offset by a decrease in office occupancy expense of $23,700 and decrease in employee benefits of $8,500.

Interest expense was $214,700 and $218,200 for the three months ended March 31, 2010 and 2009, respectively, representing a decrease of $3,500.  The decrease was attributable to interest and debt discount amortization expense of $214,700 during the three months ended March 31, 2010, which was primarily related to our promissory note borrowings of approximately $2 million outstanding as of March 31, 2010

Liquidity and Capital Resources

Cash Flows

At March 31, 2010, our cash and cash equivalents were $18,500, an increase of $18,500 from none as of December 31, 2009.  The change in our cash was due to receiving $390,000 cash proceeds related to our private placement of our 2010 Promissory Notes (further discussed below) which was offset by cash used in operating activities of $330,900 and cash used in investing activities of $40,600.

Historically, we have incurred losses and have had capital and stockholders’ deficits and limited cash to fund our operations.  During the three months ended March 31, 2010, we have been able to rely upon cash generated from our debt financing along with some cash generated from our subscription and professional services revenues. We expect this trend to continue until we can solely rely upon cash generated from our revenues, however, until such time, we continue to rely upon cash generated from debt and equity financing activities.  As of March 31, 2010, we remain in a negative working capital position.  Moreover, principal portions of certain convertible promissory notes in the aggregate amount of $287,000 have already matured and were past due as of March 31, 2010 with all of the remaining balances due by December 31, 2010.   If those maturities are not satisfied through conversions of their principal balances into common stock, or if we are unable to successfully renegotiate the maturity dates of those notes, then we will need to rely upon additional debt or equity financing to satisfy those upcoming maturities.  As a result, we plan to continue to seek out and raise capital through additional private placement equity or debt offerings during 2010, although we have no assurance that such financings will be completed.

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

The 2010 Promissory Notes

During the first quarter of 2010, we received cash proceeds of $390,000 through short term loans from eight investors.  In exchange for these funds, we issued the investors an aggregate of 1,820,001 shares of our common stock and also issued them promissory notes with an aggregate principal balance of $487,500 (see Note 6 for further discussion relating on the 2010 Promissory Notes).  The notes accrue interest at the rate of 8% per annum and are payable at maturity six months after issuance.  We plan to satisfy our obligation under these notes with the proceeds from additional equity offering discussed further below. The offer and sale of the securities above were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder.

2010 Stock Offering

During the first quarter of 2010, the Company entered into an investment banking agreement whereby the Company agreed to raise capital in a private placement offering.  The Company offered a minimum of 1,000,000 Units and a maximum of 18,000,000 Units at a price of $0.10 per Unit to an unlimited number of investors who qualify as “accredited investors,” as such term is defined under Regulation D adopted under the Act (“2010 Stock Offering”).  Each “Unit” consists of four shares of common stock, $0.001 par value, plus one five-year A Warrant to purchase one share of common stock at an exercise price of $0.05 per share and one five-year B Warrant to purchase one share of common stock at an exercise price of $0.10 per share.  The A Warrants are callable by us at any time beginning on the first day after the twenty trading day volume weighted average price (“VWAP”) of one share of our common stock exceeds $0.10 and the B Warrants are callable by us at any time beginning on the first day after the twenty trading VWAP of one share of our common stock exceeds $0.20.  A minimum investment of 250,000 Units for $25,000 is required, subject to our right to accept a smaller investment in our sole discretion. We may sell up to an additional 2,000,000 Units pursuant to overallotments.

As of March 31, 2010, we had not received any proceeds from the 2010 Stock Offering.  However, subsequent to March 31, 2010, we sold $1,140,500 to seven investors who purchased 11,405,250 Units of the 2010 Stock Offering, whereby the Company issued 45,821,000 shares of common stock, 11,455,250 A Warrants and 11,455,250 B Warrants. The offer and sale of the securities above were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder.

During the second quarter of 2010, the Company amended the terms of the 2010 Stock Offering and its related investment banking agreement whereby the maximum offering amount of 2010 Stock Offering was raised from 18,000,000 Units to 25,000,000 Units, subject to an over-allotment option of 2,000,000 Units.  Such amendment also extended the termination date to the earlier of the date on which the maximum offering amount is sold or July 15, 2010.

During the second quarter of 2010, we had made principal payments towards our promissory notes in the amount of approximately $408,000 from the proceeds raised in the above equity offering including an exchange of a promissory note in the amount of $95,500 as part of the equity raise.

Off-Balance Sheet Arrangements

As of March 31, 2010, we had no off-balance sheet arrangements.

Related Party Transactions

As of March 31, 2010 and December 31, 2009, $36,600 was due to an officer of the Company, who is also a principal stockholder. The amount due to the officer does not bear interest, is not collateralized and has no formal repayment terms.  During the three months ended March 31, 2010 and 2009, no amounts of the net amount owed was paid to the officer.

As of March 31, 2010 and December 31, 2009, $45,000 was due to an officer of the Company pursuant to the 2007 Convertible Promissory Note agreements (see Note 6 to the financial statements for further discussion).

During the three months ended March 31, 2010, the Company granted options to purchase up to 8,700,000 shares of common stock granted to the Company’s employees, which includes options to purchase up to 3,500,000 and 3,000,000 granted to the Company’s chief executive officer and chief financial officer, respectively.  The options granted can be exercised at $0.05 per share.

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

Website and Software Development Costs—Under Emerging Issues Taskforce Statement 00-2, Accounting for Website Development Costs (“EITF 00-2”), costs and expenses incurred during the planning and operating stages of the Company’s website are expensed as incurred. Under EITF 00-2, costs incurred in the website application and infrastructure development stages are capitalized by the Company and amortized to expense over the website’s estimated useful life or period of benefit.

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

Revenue Recognition— Our subscription revenue is generated from monthly subscriptions for website hosting services. The typical subscription agreement includes the usage of a personalized website and hosting services. The individual deliverables are not independent of each other and are not sold or priced on a standalone basis. Costs to complete the website and ready it for the end customer are minimal and are expensed to cost of revenue as incurred. Upon the completion of a customer’s signup and initial hosting of the website, the subscription is offered free of charge for a two week trial period during which the customer can cancel at anytime. In accordance with Staff Accounting Bulletin (SAB) No. 104, after the two week trial period has ended, revenue is recognized when all of the following conditions are satisfied: (1) there is persuasive evidence of an arrangement; (2) the service has been provided to the customer; (3) the amount of fees to be paid by the customer is fixed or determinable; and (4) the collection of our fees is probable. These criteria are met monthly as our service is provided on a month-to-month basis and collections are generally made in advance of the services. There is no provision for refunds as March 31, 2010, as the Company’s historical refund experience has been minimal.

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

During the three months ended March 31, 2010, the Company also distributed its website service through a marketing partnership and shared a portion of revenue generated with the marketing partner. In accordance with Emerging Issue Task Force No. 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent, revenue is reported gross of the payment received from its marketing partner because the Company acts as the primary obligor and is responsible for the fulfillment of services.

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

Recently Issued Accounting Standards

See Note 9. to the audited financial statements included elsewhere in this report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk – N/A

Item 4. Controls and Procedures

Disclosure Controls And Procedures

As required by SEC Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), our Chief Executive and Chief Financial Officers carried out an evaluation under the supervision and with the participation of our management, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing evaluation, we have concluded that our disclosure controls and procedures are not effective as of March 31, 2010 in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.  Specifically, we had material weaknesses in our internal control over financial reporting as described in Item 9A in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 as filed with the SEC on March 31, 2010 and those deficiencies have not yet been remediated by us.

Changes in Internal Control Over Financial Reporting

Pursuant to Rule 13a-15(d) of the Exchange Act, our management, with participation with the Company’s Chief Executive and Chief Financial Officers, is responsible for evaluating any change in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act), that occurred during each of the Company’s fiscal quarters that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Based on the foregoing evaluation, we have concluded that there was no change in our internal control over financial reporting that occurred during the three months ended March 31, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  We continue to have material weaknesses in our internal control over financial reporting as described in Item 9A in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 as filed with the SEC on March 31, 2010 and those deficiencies have not yet been remediated by us.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

The following supplements the discussion set forth under Part I, Item 3 "Legal Proceedings" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

On February 9, 2010, we filed a complaint in the United States District Court Southern District of NewYork against 1st SB Partners, Ltd., a Delaware corporation, doing business as 1st SB Communications, Ltd. and Sarah R. Speno (collectively "Defendants") for rescission of a prior purported agreement between us and Defendants and the cancellation of over 3 million shares of our common stock purportedly issued to 1st SB Partners pursuant to the agreement.

On April 13, 2010, in response to our complaint, Defendants filed (1) a motion to dismiss, and (2) an answer with counterclaims against us and our officers. Defendants withdrew their motion to dismiss on April 20, 2010.

On April 27, 2010, we filed an amended complaint against Defendants adding factual detail related to certain of our prior claims and alleging that the agreement violates New York Judiciary Law section 495 prohibiting the practice of law by a corporation.

On May 11, 2010, in response to our amended complaint, Defendants filed (1) a motion to dismiss, and (2) an answer with counterclaims against us and our officers.

As of the date of this report, there is a mandatory settlement conference scheduled for May 19, 2010.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

2010 Promissory Notes

During the first quarter of 2010, we received cash proceeds of $390,000 through short term loans from eight investors.  In exchange for these funds, we issued the investors an aggregate of 1,820,001 shares of our common stock and also issued them promissory notes with an aggregate principal balance of $487,500 (see Note 6 to the financial statements for further discussion relating on the 2010 Promissory Notes).  The notes accrue interest at the rate of 8% per annum and are payable at maturity six months after issuance.  The offer and sale of the securities above were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder.

2010 Stock Offering

During the first quarter of 2010, the Company entered into an investment banking agreement whereby the Company agreed to raise capital in a private placement offering.  The Company offered a minimum of 1,000,000 Units and a maximum of 18,000,000 Units at a price of $0.10 per Unit to an unlimited number of investors who qualify as “accredited investors,” as such term is defined under Regulation D adopted under the Act (“2010 Stock Offering”).  Each “Unit” consists of four shares of common stock, $0.001 par value, plus one five-year A Warrant to purchase one share of common stock at an exercise price of $0.05 per share and one five-year B Warrant to purchase one share of common stock at an exercise price of $0.10 per share.  The A Warrants are callable by us at any time beginning on the first day after the twenty trading day volume weighted average price (“VWAP”) of one share of our common stock exceeds $0.10 and the B Warrants are callable by us at any time beginning on the first day after the twenty trading VWAP of one share of our common stock exceeds $0.20.  A minimum investment of 250,000 Units for $25,000 is required, subject to our right to accept a smaller investment in our sole discretion. We may sell up to an additional 2,000,000 Units pursuant to overallotments.

As of March 31, 2010, we had not received any proceeds from the 2010 Stock Offering.  However, subsequent to March 31, 2010, we sold $1,140,500 to seven investors who purchased 11,405,250 Units of the 2010 Stock Offering, whereby the Company issued 45,821,000 shares of common stock, 11,455,250 A Warrants and 11,455,250 B Warrants.  The offer and sale of the securities above were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder.

Other Share Issuances

During the first quarter, the Company issued 1,820,001 restricted shares related to the 2010 Promissory Notes (see Note 6 above for further discussion).  During the three months ended March 31, 2010, we issued 730,476 shares of common stock for $15,340 of interest due on the 2007 Convertible Promissory Notes.   During the three months ended March 31, 2010, we issued 278,500 shares of common stock for professional services and fees of $11,100.  The offer and sale of the securities above were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Section 4(2) and Section 4(6) of the Securities Act and/or Rule 506 of Regulation D adopted thereunder.

Item 3.  Defaults Upon Senior Securities - None

Item 4.  [Removed and Reserved]

Item 5.    Other Information

Up through May 15, 2010, we sold $1,140,500 to seven investors who purchased 11,405,250 Units of the 2010 Stock Offering, whereby the Company issued 45,821,000 shares of common stock, 11,455,250 A Warrants and 11,455,250 B Warrants.  The offer and sale of the securities above were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder.

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
10.33
Form Securities Purchase and Subscription Agreement entered into between DigitalPost Interactive, Inc, and investors, incorporated by reference from the Registrant’s Form 8-K filed with the SEC on May 7, 2010.

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

DIGITALPOST INTERACTIVE, INC. (Registrant)

May 17, 2010	/s/ Michael Sawtell
Michael Sawtell
Chief Executive Officer, President, and Sole Director

May 17, 2010	/s/ Steven Dong
Steven Dong
Chief Financial Officer