Form 10-K/A
period 2009-12-31
DigitalPost Interactive, Inc.
filed 2010-06-28
CIK 1321099

SECURITIES AND EXCHANGE COMMISSIONWASHINGTON, D.C. 20549
FORM 10-K/A
(Amendment No. 1)
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

DOCUMENTS INCORPORATED BY REFERENCE None.

Explanatory Note

This Amendment No. 1 to our Form 10-K for the fiscal year ended December 31, 2009 is being filed in order to revise the disclosures contained in Part I, Item 3 Legal Proceedings beginning on page 6, particularly to amend references to the lawsuit filed against 1st SB Partners, Ltd. and Ms. Sarah Speno and to retract all statements regarding the alleged acts and omissions of 1st SB Partners, Ltd. and Ms. Sarah Speno.

PART I

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

Date:       June 28, 2010