Form 10-Q/A
period 2010-03-31
DigitalPost Interactive, Inc.
filed 2010-06-28
CIK 1321099

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

As of May 15, 2009, there were 119,214,451 shares of the Registrant’s common stock issued and outstanding.

Explanatory Note

This Amendment No. 1 to our Form 10-Q for the quarterly period ended March 31, 2010 is being filed in order to revise the disclosures contained in Part II Item 1 Legal Proceedings beginning on page 21, particularly to amend references to the lawsuit filed against 1st SB Partners, Ltd. and Ms. Sarah Speno and to retract all statements regarding the alleged acts and omissions of 1st SB Partners, Ltd. and Ms. Sarah Speno.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

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

DIGITALPOST INTERACTIVE, INC. (Registrant)

June 28, 2010	/s/ Michael Sawtell
Michael Sawtell
Chief Executive Officer, President, and Sole Director

June 28, 2010	/s/ Steven Dong
Steven Dong
Chief Financial Officer