Form 10-Q
period 2010-06-30
DigitalPost Interactive, Inc.
filed 2010-08-16
CIK 1321099

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2010

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

As of August 15, 2010, there were 157,282,851 shares of the Registrant’s common stock issued and outstanding.

Item 1. Financial Statements
DIGITALPOST INTERACTIVE, INC.
CONDENSED CONSOLIDATED
BALANCE SHEETS

	June 30,	December 31,
	2010	2009
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$375,200	$-
Accounts receivable and other current assets	106,900	41,600
Total current assets	482,100	41,600
Property and equipment, net	19,300	26,300
Website software development costs, net	174,500	126,900
Deferred financing costs	29,100	42,900
Other assets	1,500	1,500
Total assets	$706,500	$239,200

Liabilities and Stockholders' Deficit
Current liabilities
Accounts payable	$186,300	$195,800
Accrued expenses	263,200	289,800
Deferred revenue	57,700	54,100
Due to stockholder	36,600	36,600
Convertible and other promissory notes, net - current (Note 6)	1,777,200	1,592,200
Total current liabilities	2,321,000	2,168,500

Commitments and contingencies (Note 8 and 10)

Stockholders’ deficit (Note 7)
Preferred Stock, $.001 par value; 20,000,000
shares authorized; no shares
issued and outstanding	-	-
Common Stock, $.001 par value; 480,000,000 shares authorized;
155,276,051 and 87,631,141 shares issued and outstanding
at June 30, 2010 and December 31, 2009, respectively	155,300	87,600
Additional paid in capital	9,065,000	7,096,900
Accumulated deficit	(10,834,800)	(9,113,800)
Stockholders’ deficit	(1,614,500)	(1,929,300)
Total liabilities and stockholders’ deficit	$706,500	$239,200

The accompanying notes to condensed unaudited consolidated financial statements are an integral part of this balance sheet.

DIGITALPOST INTERACTIVE, INC.
CONDENSED CONSOLIDATED
STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Revenues:
Subscriptions	$96,800	$183,900	$228,000	$390,600
Professional services	47,900	192,500	60,400	296,800
Total Revenue	144,700	376,400	288,400	687,400

Cost of Revenues:
Subscriptions	51,400	85,000	115,500	179,600
Professional services	37,400	103,000	44,000	149,900
Total Cost of Revenue	88,800	188,000	159,500	329,500

Gross Profit	55,900	188,400	128,900	357,900

Operating expenses:
Research and development	31,900	-	53,300	54,400
Sales and marketing	4,200	30,000	5,600	45,900
General and administrative	544,100	302,600	1,184,500	692,200

Total operating expenses	580,200	332,600	1,243,400	792,500

Loss from operations	(524,300)	(144,200)	(1,114,500)	(434,600)

Interest (expense)	(391,900)	(280,000)	(606,500)	(498,100)

Net loss	$(916,200)	$(424,200)	$(1,721,000)	$(932,700)

Weighted average outstanding shares	121,754,480	75,531,372	105,539,723	74,280,906

Basic and diluted loss per share	$(0.008)	$(0.006)	$(0.016)	$(0.013)

 The accompanying notes to condensed unaudited consolidated financial statements are an integral part of these statements.

DIGITALPOST INTERACTIVE, INC.
CONDENSED CONSOLIDATED
STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six	Six
	Months Ended	Months Ended
	June 30, 2010	June 30, 2009
Cash flows from operating activities
Net loss	$(1,721,000)	$(932,700)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation and amortization	56,800	74,100
Non-cash stock-based compensation	635,800	310,800
Amortization of debt discount	444,200	309,700
Beneficial conversion feature liability	-	62,400

Changes in operating assets and liabilities:
Accounts receivable and other assets	(65,300)	(28,000)
Other assets	-	6,800
Accounts payable	(64,500)	28,300
Accrued expenses	(26,600)	127,100
Deferred revenue	3,500	(23,400)
Net cash used by operating activities	(737,100)	(64,900)
Cash flows from investing activities
Acquisition of property and equipment	-	-
Acquisition and development of software	(83,600)	-
Net cash used by investing activities	(83,600)	-
Cash flows from financing activities
Proceeds from the issuance of common stock	1,156,200	-
Proceeds from promissory and convertible notes	535,000	-
Payments made on promissory and convertible notes	(332,500)	-
Financing cost	(162,800)	-
Net cash provided by financing activities	1,195,900	-
Net increase (decrease) in cash and cash equivalents	375,200	(64,900)
Cash and cash equivalents, beginning of period	-	67,700
Cash and cash equivalents, end of period	$375,200	$2,800

Supplemental disclosures:
Cash paid for income taxes	$1,600	$-
Cash paid for interest	$59,700	$56,562

Supplemental disclosures of non cash activities:
Common stock issued for interest	$137,300	$30,700
Common stock issued for professional services and fees	$58,000	$70,900
Convertible notes converted to common stock	$355,000	$-

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

In the opinion of management, all adjustments, including normal recurring adjustments, considered necessary for a fair presentation have been included. The accompanying condensed unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company included in the Company’s 2009 Form 10-K as filed with the U.S. Securities and Exchange Commission (“SEC”) on March 31, 2010. Operating results for the three and six month periods ended June 30, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2010.

Basis of Consolidation

The accompanying consolidated financial statements include the accounts of DPI and TFP (as defined above) DPI’s wholly-owned subsidiary.

Estimates

The consolidated financial statements are prepared on the basis of accounting principles generally accepted in the United States of America. The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of June 30, 2010, and expenses for the three and six months ended June 30, 2010 and 2009. Actual results could differ from those estimates made by management.

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

As of June 30, 2010, and December 31, 2009 the Company capitalized $174,500 and $126,900, respectively, net of accumulated amortization, related to its website and software development (Note 4).

Research and Development Costs

The Company expenses research and development costs as incurred.

Revenue Recognition

The Company’s subscription revenues are generated from monthly subscriptions for website hosting services. The typical subscription agreement includes the usage of a personalized website and hosting services. The individual deliverables are not independent of each other and are not sold or priced on a standalone basis. Costs to complete the website and prepare it for the use of an end customer are minimal, and are expensed to cost of revenues as incurred. Upon the completion of a customer’s signup and initial hosting of the website, the subscription is offered free of charge for a two week trial period during which the customer can cancel at anytime. After the two week trial period has ended, revenue is recognized when all of the following conditions are satisfied: (1) there is persuasive evidence of an arrangement; (2) the service has been provided to the customer; (3) the amount of fees to be paid by the customer is fixed or determinable; and (4) the collection of the Company’s fees is probable. These criteria are met monthly as the Company’s service is provided on a month-to-month basis, and collections are generally made in advance of the services. There is no provision for refunds as of June 30, 2010, as the Company’s historical refund experience has been minimal.

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

During the three and six months ended June 30, 2010, the Company also distributed its web site through a marketing partnership and shared a portion of revenue generated with the marketing partner. Revenue is reported gross of the payment received from its marketing partner because the Company acts as the primary obligor and is responsible for the fulfillment of services. The Company derived 48% and 59% of its total revenue from the marketing partner during the three and six months ended June 30, 2010, respectively.  The Company derived 33% and 39% of its total revenue from the marketing partner during the three and six months ended June 30, 2009, respectively.

Professional services revenue is generated from custom website design services. The Company’s professional services revenue from contracts for custom website design is recorded using a proportional performance model based on labor hours incurred. The extent of progress toward completion is measured by the labor hours incurred as a percentage of total estimated labor hours to complete. Labor hours are the most appropriate measure to allocate revenue among reporting periods, as they are the primary input to the provision of our professional services. The Company derived 29% and 18% of its total revenue from a single customer during the three and six months ended June 30, 2010, respectively.  The Company derived 49% and 41% of its total revenue from a single customer during the three and six months ended June 30, 2009, respectively.

Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Due to the anti-dilutive nature of the Company’s potential common shares, there is no effect on the calculation of weighted average shares for diluted net loss per common share. As a result, the basic and diluted net losses attributable per common share amounts are identical. 109,174,284 shares of potentially dilutive securities have been excluded for three and six month periods ended June 30, 2010, respectively, because their effect was anti-dilutive. 48,772,309  shares of potentially dilutive securities have been excluded for three and six month periods ended June 30, 2009, respectively, because their effect was anti-dilutive.

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

The Company’s 2010 calculations were made using the Black-Scholes option-pricing model with the following weighted average assumptions: expected life of 5 years; 309% stock price volatility; risk-free interest rate of 3.4%; forfeitures rate of 12% and no dividends during the expected term.  During the three and six month period ended June 30, 2010, the Company recognized stock option and other equity-based compensation expense of $233,600 and $635,800, respectively.  During the three and six month period ended June 30, 2009, the Company recognized stock option expense and other equity-based compensation of $111,200 and $310,800, respectively.

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of June 30, 2010, the carrying value of accounts receivable and payable, loans from stockholders and accrued liabilities approximated fair value due to the short-term nature and maturity of these instruments.  The fair value of the 2007 Convertible Promissory Notes and 2008 Convertible Promissory Notes and 2010 Bridge Notes (See Note 6) have not been estimated since the cost of doing so would be excessively prohibitive and not practicable.

Concentration of Risk

Credit is extended based on an evaluation of the customer’s financial condition, and collateral is not required. The Company also evaluates its credit customers for potential credit losses. The accounts receivable balance at June 30, 2010 is primarily due from a single major marketing partner and a single professional services customer in the aggregate amount of $106,700. The accounts receivable balance at December 31, 2009 is primarily due from a single major marketing partner and a professional services customer which collectively accounted for 100% of the net accounts receivable with a balance of $41,600.

As of June 30, 2010, the Company maintained its cash account at two financial institutions. The cash balances at June 30, 2010 exceeded the FDIC coverage limit by $13,000.

Advertising

Advertising and promotion costs are charged to operations when incurred. For the three and six months ended June 30, 2010, advertising and promotion costs amounted to $4,200 and $4,500 respectively. For the three and six months ended June 30, 2009, advertising and promotion costs amounted to $4,700 and $4,700 respectively.

Impairment of Long-Lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives when events or circumstances lead management to believe that the carrying value of an asset may not be recoverable. For the three and six months ended June 30, 2010 and 2009, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

Deferred Finance Costs

The Company defers as other assets the direct incremental costs of raising capital until such time as the offering is completed. At the time of the completion of the offering, the costs are charged against the capital raised. Should the offering be terminated, deferred offering costs are charged to operations during the period in which the offering is terminated.

Income Taxes

The process of preparing the financial statements requires management estimates of income taxes in each of the jurisdictions that the Company operates. This process involves estimating current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in the balance sheet. The Company utilizes an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. Management must assess the likelihood that the deferred tax assets or liabilities will be realized for future periods, and to the extent management believes that realization is not likely, must establish a valuation allowance. To the extent a valuation allowance is created or adjusted in a period, the Company must include an expense or benefit, within the tax provision in the statements of operations. Significant management judgment is required in determining the provision for income taxes, deferred tax asset and liabilities and any valuation allowance recorded against net deferred tax assets. It is possible that different tax models, and the selection of different input variables, could produce a materially different estimate of the provision, asset, liability and valuation allowance. Management could not determine that it was more likely than not that the Company would realize any future benefit from the deferred tax asset in 2010 and 2009 and therefore booked a 100% valuation allowance in both years resulting in the elimination of the deferred tax asset from the Company's balance sheet as of June 30, 2010 and December 31, 2009.

2.           GOING CONCERN AND MANAGEMENT’S PLANS

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates the continuation of the Company as a going concern. The Company has not established sufficient sources of revenue to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of June 30, 2010, the cash resources of the Company are insufficient to meet its current working capital needs and on going business plan. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern. During the three months ended June 30, 2010, the Company raised additional working capital of $1.6 million from private debt and equity financing.  From inception through June 30, 2010, the Company has raised an aggregate amount of approximately $7.0 million in private debt and equity financing. The offer and sale of the securities above were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in (i) Section 4(2) of the Securities Act and/or Rule 506 of Regulation D promulgated thereunder or (ii) Rule 501 of Regulation S.

Since the cash resources of the Company as of June 30, 2010 are insufficient to meet its current working capital needs and on going business plan, the Company is seeking to raise additional funds either through additional debt or equity financings during 2010.  Subsequent to June 30, 2010, the Company raised approximately $135,000 in private debt and equity financing and as of the date of this report, the Company has approximately $1 million remaining open on the 2010 Stock Offering (see Notes 7 and 10 for further discussion).

Also, the Company expects to improve its cash flow from operating activities through continued cost reductions and its continued implementation of strategic marketing partnerships, including the Agreement and Plan of Merger with Rovion, Inc. entered into on August 4, 2010 (see Note 10 for  further discussion).

3.           PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	June 30, 2010	December 31, 2009

Computer equipment and software	$53,100	$53,100
Furniture and fixtures	37,500	37,500
Less -accumulated depreciation and amortization	(71,300)	(64,300)
	$19,300	$26,300

4.           WEBSITE DEVELOPMENT COSTS

Website development costs consisted of the following:
	June 30, 2010	December 31, 2009

Website development costs	$407,400	$323,800
Less -accumulated amortization	(232,900)	(196,900)
	$174,500	$126,900

5.           DUE TO STOCKHOLDER AND RELATED PARTY TRANSACTIONS

As of June 30, 2010 and December 31, 2009, $36,600 was due to an officer of the Company, who is also a principal stockholder. The amount due to the officer does not bear interest, is not collateralized and has no formal repayment terms.  During the six months ended June 30, 2010 and 2009, no amounts of the net amount owed was paid to the officer, respectively.

As of June 30, 2010 and December 31, 2009, $45,000 was due to an officer of the Company pursuant to the 2007 Convertible Promissory Note agreements, as further discussed in Note 6 below.

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

Interest charges associated with the convertible notes, including amortization of the discounts associated with the conversion feature and the vested warrants, totaled $15,340 and $30,680 for the three and six months ended June 30, 2010.  Interest charges associated with the convertible notes, including amortization of the discounts associated with the conversion feature and the vested warrants, totaled $93,300 and $186,600 for the three and six months ended June 30, 2009.

In September 2008, the Company entered into waiver agreements with the holders of the 2007 Convertible Notes whereby the holders waived once the provision to adjust the conversion price of $0.123 per share downward the new lower sales price of a financing made by the Company in September 2008.  As consideration, the Company provided the holders with warrants to purchase an aggregate of 500,000 shares of the Company's common stock at an exercise price of $0.07 per share and provided a new provision for a period of twelve months after the effective date, that if the Company sells common stock for an aggregate amount in excess of $750,000 in such offering, the conversion price will adjust accordingly downward to the higher of $0.03 per share or the new lower sales price per share.  In October 2009, this adjustment provision expired and as aresult there is no longer a beneficial conversion feature liability, therefore, the Company reclassified the beneficial conversion feature liability in the amount of $383,500 from liability to equity as of December 31, 2009.

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

Interest charges associated with the convertible notes, including amortization of the discounts associated with the beneficial conversion feature and the vested warrants, totaled $3,000 and $6,000 for the three and six months ended June 30, 2010, respectively.  Interest charges associated with the convertible notes, including amortization of the discounts associated with the beneficial conversion feature and the vested warrants, totaled $3,000 and $6,000 for the three and six months ended June 30, 2009, respectively.

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

In September 2008, the same investor purchased for a fourth investment, $180,000 of the AOI Convertible Notes (15% secured convertible notes) and were issued warrants to purchase shares of our common stock. The convertible note holder has the right, at any time, to convert their note into shares of our common stock at a conversion ratio of one share of common stock for each $0.123 of principal amount of their note for a maximum potential aggregate of 1,463,414 shares of common stock; in addition, the investors were issued “Series C Warrants" to purchase 750,000 shares of common stock at an exercise price of $0.123 per share that expire five years from the date of issuance and “Series D Warrants” to purchase 750,000 shares of common stock at an exercise price of $.15 per share that expire five years from the date of issuance.  The Series D Warrants also have a put option in the amount of $45,000 which can only be exercised after the one year anniversary date of the convertible note.  The Series C Warrants have no put option.  The convertible note included an original issue discount of $30,000 and original maturity date of September 26, 2008.  Additionally, the convertible notes are secured by a security interest in all assets of the Company.  On October 16, 2009, we entered in to an Extension and Modification Agreement, which extends the due date of the AOI Convertible Note with an aggregate original face amount of $180,000 and an original maturity date of September 26, 2009  to a new amended due date of December 26, 2009.  In consideration for such extension, the Company agreed to issue 500,000 shares of its restricted common stock to the investor and increase the face of the note to $187,500.  The warrant exercise price for Series C and Series D warrants were also amended to $0.10 per share.  The Extension and Modification Agreement was filed with the Securities and Exchange Commission on Form 8-K, dated October 23, 2009. In April 2010, the Company paid in full $180,000 AOI Convertible Note in addition to issuing 750,000 shares of common stock as a late payment fee. The offer and sale of the securities underlying these convertible notes were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Sections 4(2) of the Securities Act of 1933 and/or Rule 506 of Regulation D adopted thereunder.

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

In connection with the extension agreements for the AOI Convertible Notes entered into in October 2009 (discussed above), the Company determined that the modifications qualify for extinguishment accounting under Accounting Standards Codification 470-50.  As such, the Company recognized a gain on debt modification of $300,300 that resulted from the difference between the carrying value of the notes before the modification and estimated fair value of the modified notes.  The Company further determined that the embedded conversion option in the debt extension agreement qualifies for equity classification under EITF 00-19, qualifies for the scope exception of paragraph 11(a) of SFAS 133, and is not bifurcated from the host contract. The Company also determined that the warrants issued to the note holders qualify for equity classification under the provisions of SFAS 133 and EITF 00-19. In accordance with the provisions of Accounting Principles Board Opinion No. 14, the Company allocated the new debt extension amounts in this transaction to each of the convertible notes and common stock purchase warrants based on their relative estimated fair values. As a result, the Company allocated an aggregate amount of $544,400 to the convertible notes, an aggregate amount of $115,900 to the common stock purchase warrants, $64,900 to the beneficial conversion feature and $60,000 to the 1,000,000 common shares issued, which were recorded in additional paid-in-capital. In accordance with the consensus of EITF issues 98-5 and 00-27, management determined that the convertible notes contained a beneficial conversion feature based on the effective conversion price after allocating the debt extension amounts of the convertible notes to the vested portion of the common stock purchase warrants and common stock issued.  The amounts recorded for the common stock purchase warrants, beneficial conversion feature and common stock issued are amortized as interest expense over the term of the new extended convertible notes.  Interest charges associated with all four AOI Fund Convertible Promissory Notes, including amortization of the discounts associated with the original issue discount, beneficial conversion, put option and the vested warrants, totaled $188,200 and $319,500 for the three and six months ended June 30, 2010, respectively. Interest charges associated with all four AOI Fund Convertible Promissory Notes, including amortization of the discounts associated with the original issue discount, beneficial conversion, put option and the vested warrants, totaled $31,900 and $61,800 for the three and six months ended June 30, 2009, respectively.

The 2010 Promissory Notes

During the first and second quarter of 2010, the Company received cash proceeds of $515,000 through short term loans from ten investors.  In exchange for these funds, the Company issued the investors an aggregate of 2,403,334 shares of common stock and also issued them promissory notes with an aggregate principal balance of $643,750 (the “2010 Promissory Notes”).  As a result, the Company recorded debt discount of $235,300 related to the original issue discount and common stock issued with the promissory notes.  The debt discount is amortized over for the same term of the notes.  The notes accrue interest at the rate of 8% per annum and are payable at maturity six months after issuance.  The Company plans to satisfy its obligation under these notes with the proceeds from additional equity offering discussed further below in Note 7.  During the second quarter of 2010, the Company paid in full $480,000 of the 2010 Promissory Notes, $355,000 of which was paid with 3,550,000 Units of our 2010 Stock Offering and $125,000 was paid in cash.  Interest charges associated with the 2010 Promissory Notes including amortization of the discounts associated with the original issue discount and common stock issued totaled $184,800 and $249,100 for the three and six months ended June 30, 2010, respectively. The offer and sale of the securities above were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder.

Outstanding Convertible and Other Promissory Notes are as follows:

	June 30 2010	December 31, 2009

The 2007 Convertible Promissory Notes	$767,000	$767,000
The 2008 Convertible Promissory Notes	126,000	120,000
The AOI Fund Promissory Notes	602,600	637,100
The 2010 Promissory Notes	175,400	-
The AOI Fund Promissory Notes Put Option	179,400	215,000
Total borrowings	1,850,400	1,739,100
Debt discount	(73,200)	(146,900)
Total borrowings less debt discount	1,777,200	1,592,200
Less current portion	1,777,200	1,592,200
Noncurrent portion	$-	$-

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

Shares Issued

During the first quarter of 2010, the Company entered into an investment banking agreement whereby the Company agreed to raise capital in a private placement offering (“2010 Stock Offering”).  Pursuant to the terms of the 2010 Stock Offering, as amended in the third quarter of 2010, the Company is offering a minimum of 1,000,000 Units and a maximum of 25,000,000 Units at a price of $0.10 per Unit to “accredited investors”, as such term is defined under Regulation D adopted under the Securities Act of 1933 (“Act”), through September 15, 2010.  Each Unit consists of four shares of the Company’s common stock, $0.001 par value, plus one five-year A Warrant to purchase one share of the Company’s common stock at an exercise price of $0.05 per share and one five-year B Warrant to purchase one share of the Company’s common stock at an exercise price of $0.10 per share.  The A Warrants are callable by the Company at any time beginning on the first day after the twenty trading day volume weighted average price (“VWAP”) of one share of the Company’s common stock exceeds $0.10 and the B Warrants are callable by the Company at any time beginning on the first day after the twenty trading day VWAP of one share of our common stock exceeds $0.20.  A minimum investment of 250,000 Units for $25,000 is required, subject to the Company’s right to accept a smaller investment in the Company’s sole discretion. The Company may sell up to an additional 2,000,000 Units pursuant to overallotments.

As of June 30, 2010, the Company raised $1,513,000 from accredited investors who purchased 15,129,750 Units in the 2010 Stock Offering, and as a result, the Company issued 60,519,000 shares of the Company’s common stock, 15,129,750 A Warrants and 15,129,750 B Warrants.  Subsequent to June 30, 2010, the Company sold  $135,000 to accredited investors who purchased 1,350,000 Units in the 2010 Stock Offering, and as a result, the Company issued 5,400,000 shares of the Company’s common stock, 1,350,000 A Warrants and 1,350,000 B Warrants.  In connection with the 2010 Stock Offering, the Company incurred financing costs to our investment banker of $196,690 and also issued warrants to purchase up to 15,129,750 shares of common stock at an exercise price of $0.05 per share and warrants to purchase up to 3,025,950 shares of common stock at an exercise price of $0.10 per share. The offer and sale of the securities above were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder.

During the three months ended June 30, 2010, the Company issued 2,403,334 related to the 2010 Promissory Notes and 750,000 shares of common stock related to the AOI Fund Promissory Notes (see Note 6 above for further discussion).

During the three months ended June 30, 2010, the Company issued 613,600 shares of common stock for $15,340 of interest due on the 2007 Convertible Promissory Notes.   During the three months ended June 30, 2010, the Company issued 2,350,000 shares of common stock for professional services and fees of $119,500.  The offer and sale of the securities above were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Section 4(2) and Section 4(6) of the Securities Act and/or Rule 506 of Regulation D adopted thereunder.

During the second quarter of 2010, the Company entered into an agreement where by it agreed to pay $55,000 primarily for the return of 3.3 million shares of the Company’s common stock originally issued pursuant to a consulting agreement.

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

The Company recognized stock-based compensation expense of $635,800 and $310,800 for the six months ended June 30, 2010 and 2009, respectively. The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model.  The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected term of options granted is based on the remaining expected life of the option. The following weighted average assumptions were used for the options granted during the six months ended June 30, 2010 and 2009:

	Six Months Ended June 30,
	2010	2009
Expected volatility	309.0%	442.0%
Risk-free rate	3.4%	2.9%
Expected Term	4.5 years	4.5 years

A summary of stock option activity for the six months ended June 30, 2010, is as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding as of December 31, 2009	33,298,780	$.08
Granted	8,700,000	$.05
Cancelled	(8,025,000)	$.04
Outstanding as of June 30, 2010	33,973,780	$.08	3	$-

A summary of the status of the non-vested options for the six months ended June 30, 2010 is presented below:

	Number of Shares	Weighted- Average Grant Date Fair Value
Non-vested as of December 31, 2009	15,495,597	$.04
Granted	8,700,000	$.05
Vested	(1,604,341)	$.13
Cancelled	(5,417,500)	$.28
Non-vested as of June 30, 2010	17,173,756	$.09

Information regarding the weighted-average remaining contractual life and weighted-average exercise price of options outstanding and options exercisable at June 30, 2010, for selected price ranges is as follows:

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price per share	Number Exercisable	Weighted Average Exercise Price per Share
$ .04 - .18	31,078,780	2.95	$.06	14,373,774	$.08
$ .18 - .27	2,895,000	2.30	$.27	2,426,250	$.27
	33,973,780			16,800,024

Warrants

In conjunction with issuance of the 2007 Convertible Promissory Notes, the 2008 Convertible Promissory Notes, the AOI Fund Convertible Promissory Notes, the 2010 Stock Offering (see Note 6 and 7 for further discussion of these issuances) and various consulting arrangements entered into since inception, as of June 30, 2010, the Company has issued warrants to purchase an aggregate of 58,774,096 shares of common stock of the Company at exercise prices ranging from of $0.01 to $0.50 per share that expire five years from the date of issuance.

A summary of warrant activity for the six months ended June 30, 2010, is as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding as of December 31, 2009	12,507,896	$.20	2.9	$-
Granted	46,266,200.07		6.3	$-
Cancelled	-
Outstanding as of June 30, 2010	58,774,096	$.10	5.9	$-

A summary of the status of the non-vested warrants for the six months ended June 30, 2010 is presented below:

	Number of Shares	Weighted- Average Grant Date Fair Value
Non-vested as of December 31, 2009	4,983,750	$.14
Granted	46,266,200	$.07
Vested	(46,316,200)	$.05
Cancelled	-	$-
Non-vested as of June 30, 2010	4,933,750	$.23

8.           COMMITMENTS

During February 2009, the Company entered into a new two year lease for its new principal offices which the monthly rent is $3,500.  Rent expense incurred under this lease during the three and six months ended June 30, 2010 was $10,500 and $21,000, respectively.

Total payments of $21,000 and $7,000 are due through the years ended December 31, 2010 and 2011, respectively.

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

10.           SUBSEQUENT EVENTS

For the Company’s 2010 Stock Offering (see Note 7), subsequent to June 30, 2010, the Company sold $135,000 to five investors who purchased 1,350,000 Units of the 2010 Stock Offering, whereby the Company issued 5,400,000 shares of common stock, 1,350,000 A Warrants and 1,350,000 B Warrants.  The offer and sale of the securities above were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder.

During the third quarter of 2010, the Company amended the terms of the 2010 Stock Offering and its related investment banking agreement whereby such amendment extended the termination date to the earlier of the date on which the maximum offering amount is sold or September 15, 2010.

On August 4, 2010, we entered into an Agreement and Plan of Merger (“Merger Agreement”) with Rovion, Inc. (“Rovion”) and Rovion Acquisition, Inc., our wholly owned subsidiary (“Merger Sub”). Under the Merger Agreement, we would acquire 100% ownership of Rovion pursuant to a reverse triangular merger, whereby Merger Sub would merge with and into Rovion, with Rovion as the surviving corporation (the “Merger”).  According to the Merger Agreement, all of the capital stock of Rovion shall be redeemed in exchange for an aggregate of 85,309,620 shares of our common stock. Under the Merger Agreement, should either party engage in certain conduct which leads to this Merger not consummating, the breaching party shall pay to the non-breaching party a break-up fee of $250,000. Further more, the agreement provides for certain conditions to be met by both parties prior to closing of the Merger on or before September 30, 2010.

On July 28, 2010, we extended to Rovion a $30,000 loan in the form of a secured promissory note issued pursuant to a Loan and Security Agreement whereby we agreed to lend Rovion up to $100,000 from time to time with such loans bearing interest at 12% per annum and shall be payable 30 days from the date of issuance of each loan. The loan amounts are secured by all of Rovion’s accounts receivables.

On July 29, 2010, we entered into an Extension and Modification Agreement, which extends the due dates of AOI Convertible Notes issued by the Company to investor Agile Opportunity Fund, LLC (“Agile”) in May 2008 with an aggregate original face amount of $727,300 and an original maturity date of May 30, 2010 which was subsequently extended to December 31, 2010. In accordance with the agreement Agile has agreed to further extend the maturity date to December 31, 2011 for $376,300 of the original face amount of the AOI Convertible Notes. Additionally, Agile has agreed to forebear on the exercise of its put rights for a certain Series A Warrant issued in connection with the AOI Convertible Notes until December 31, 2010, and cancel a certain Series D Warrant issued to Agile in connection with a subsequent debt financing. As consideration for the entering into this Extension and Modification Agreement, the Company agreed to pay Agile $25,000 upon execution of this agreement and $20,000 on or before August 13, 2010.

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

This section should be read in conjunction with our condensed unaudited consolidated financial statements and the related notes thereto as of June 30, 2010 and for the three and six months ended, which are included elsewhere in this report, with the audited consolidated financial statements and related notes thereto as of December 31, 2009 and for the year then ended, included in our Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 31, 2010 and with other company filings made with the SEC.

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

We earn revenue primarily from subscriptions generated from monthly subscriptions for website hosting services and secondarily from providing professional software development services. The typical subscription agreement includes the usage of a personalized website and hosting services.  As of June 30, 2010, we have generated 32,857 subscribers, 10,079 recurring subscribers, and 43,016 users. However, to date, our revenues have not been sufficient to cover our operating costs and expenses.  During the three and six months ended June 30, 2010, our revenues were $144,700 and $288,400, respectively.   During the second quarter we focused on raising funds while simultaneously maintaining our goal of increasing revenue generating activities and we intend to continue marketing our product more aggressively upon the implementation of business arrangements we’ve recently entered into with marketing partners and the completion of additional debt or equity financing.  During the second quarter of 2010, we raised $1.7 million of additional debt and equity financing and also repaid $332,500 of long term debt.

Current Conditions

Historically we have incurred significant losses and we continued to incur additional losses during the three and six months ended June 31, 2010.  Our net losses were $916,200 and $1,721,000 for the three and six months ended June 30, 2010, respectively, which are increases from net losses of $424,200 and $932,700, for the same periods last year, respectively. Our cash used in operations was $737,100 and $64,900 for the six months ended June 30, 2010 and 2009, respectively.  As of June 30, 2010, we had a accumulated deficit of approximately $10,834,800. We expect operating losses and negative cash flow to continue for the foreseeable future.  We expect that our losses may decrease as result of generating new revenues driven from the implementation of business arrangements we’ve entered into with our marketing partners, however, there is no assurance that the implementations will produce sufficient revenues to cover our costs and expenses.  Our ability to become profitable depends on our ability to generate new revenue and sustain substantially higher revenue while maintaining reasonable expense levels.  In particular, although we intend to increase significantly our spending on marketing and promotional activities, these efforts may not be effective in growing our brand, increasing our subscriber base or generating new revenues.  If we do not achieve profitability, we may not be able to continue our operations.

Historically, we have relied upon private debt and equity financings as our primary source of cash and we continue to rely on these financings to meet our working capital needs. Since inception through June 30, 2010, the Company has raised an aggregate amount of approximately $7.0 million in private debt and equity financing. We plan to use the proceeds of the most recent offerings for marketing of our product, increasing revenue generating activities and for general working capital purposes.

We plan to continue to raise capital by sales of additional private placement equity or debt offerings during 2010, although we have no assurance that such financings will be completed. As of the date of this report, we have raised approximately $1.7 million in 2010.

Commencing in the fourth quarter of 2008, we launched a strategic marketing partnership with Online Solutions LLC, an affiliate of Kiddie Kandids LLC (“Kiddie Kandids”), to host digital websites for Kiddie Kandids’ customers sold through its retail stores.    We derived 48% and 59% of our total revenue from this marketing partnership during the three and six months ended June 30, 2010, respectively.  On January 11, 2010, Kiddie Kandids filed for bankruptcy.  While Online Solutions LLC is not a part of the bankruptcy, we continue to provide hosting services and earn revenue from customers still existing at the time of the bankruptcy.  In the third quarter of 2010, we expect to purchase Online Solutions LLC to further facilitate the continued hosting services and revenues generated from the existing customers remaining after the bankruptcy.

On August 4, 2010, we entered into an Agreement and Plan of Merger (“Merger Agreement”) with Rovion, Inc. (“Rovion”) and Rovion Acquisition, Inc., our wholly owned subsidiary (“Merger Sub”). Under the Merger Agreement, we would acquire 100% ownership of Rovion pursuant to a reverse triangular merger, whereby Merger Sub would merge with and into Rovion, with Rovion as the surviving corporation (the “Merger”). Founded in 2001, Rovion is a privately held Boston-based developer of the innovative InPerson virtual spokesperson ad unit and offers a broad range of online advertising products and services to its active customer base of more than 1,000 companies in the automotive, e-commerce, entertainment, food-related, healthcare, retail, services and sports industries.  The acquisition of Rovion is expected to provide additional revenue with potential expense ratio reductions, additional technology to incorporate online video into ads that reach numerous highly targeted users through the internets largest publishers and the ability to offer businesses high performance ad units with higher than average click-through results.  According to the Merger Agreement, all of the capital stock of Rovion shall be redeemed in exchange for an aggregate of 85,309,620 shares of our common stock.  Under the Merger Agreement, should either party engage in certain conduct which leads to this Merger not consummating, the breaching party shall pay to the non-breaching party a break-up fee of $250,000. Further more, the agreement provides for certain conditions to be met by both parties prior to closing of the Merger on or before September 30, 2010.  The Merger Agreement is incorporated herein by reference to our Form 8-K filed with the SEC on August 4, 2010.

On July 28, 2010, we extended to Rovion a $30,000 loan in the form of a secured promissory note issued pursuant to a Loan and Security Agreement whereby we agreed to lend Rovion up to $100,000 from time to time with such loans bearing interesting 12% per annum and shall be payable 30 days from the date of issuance of each loan.  The loan amounts are secured by all of Rovion’s accounts receivables. The Loan and Security Agreement is incorporated herein by reference to our Form 8-K filed with the SEC on August 4, 2010.

On July 29, 2010, we entered in to an Extension and Modification Agreement, which extends the due dates of AOI Convertible Notes issued by the company to investor Agile Opportunity Fund, LLC (“Agile”) in May 2008 with an aggregate original face amount of $727,273 and an original maturity date of May 30, 2010 which was subsequently extended to December 31, 2010. In accordance with the agreement Agile has agreed to further extend the maturity date to December 31, 2011 for $376,262 of the original face amount of the AOI Convertible Notes. Additionally, Agile has agreed to forebear on the exercise of its put rights for a certain Series A Warrant issued in connection with the AOI Convertible Notes until December 31, 2010, and cancel a certain Series D Warrant issued to Agile in connection with a subsequent debt financing. As consideration for the entering into this Extension and Modification Agreement, the Company agreed to pay Agile $25,000 upon execution of this agreement and $20,000 on or before August 13, 2010.

Going Concern

We have not established sufficient sources of revenue to cover our operating costs and, as such, we have incurred operating losses since inception. Further, as of June 30, 2010, our cash resources were insufficient to meet our current working capital needs and on-going business plan. These and other factors raise substantial doubt about our ability to continue as a going concern. The report of the independent registered public accounting firm accompanying our financial statements for the year ended December 31, 2009, included in our Form 10-K filed with the SEC on March 31, 2010, contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern because of our operating losses and our need for additional capital.  Such doubt could make it more difficult for us to raise additional capital and may materially and adversely affect the terms of any financing that we may obtain. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of us to continue as a going concern.

Results of Operations

The Three Months Ended June 30, 2010 Compared to the Three Months Ended June 30, 2009

Total revenue was $144,700 and $376,400 for the three months ended June 30, 2010 and 2009, respectively, representing a decrease of $231,700. The decrease was due to a decrease in subscription revenues of $87,100 during the three months ended June 30, 2010 as compared to the same period last year and a decrease in professional services of $144,600 during the three months ended June 30, 2010 as compared to the same period last year.

Subscription revenues for the three months ended June 30, 2010 were $96,800 as compared to $183,900 during the same period last year. Subscription revenues decreased $87,100 due to a decrease in our customers to 10,079 recurring subscribers as of June 30, 2010 from 15,288 subscribers as of June 30, 2009. The decrease in subscriptions was due to the bankruptcy in January 2010 of Kiddie Kandids LLC, an affiliate of our marketing partner Online Solutions LLC.  While Online Solutions LLC is not a part of the bankruptcy, we continue to provide hosting services and earn revenue from customers existing at the time of the bankruptcy.  In the third quarter of 2010, we expect to purchase Online Solutions LLC to further facilitate the continued hosting services and revenues generated from the existing customers remaining after the bankruptcy.  Furthermore, we continue to believe that digital media sharing products and services are relatively new, and as a result, it is difficult to determine our current market share or predict our future market share.  We believe that the market for digital media sharing products and services can grow and that related market opportunities are also expected to grow. Our revenue, profitability and future growth depend not only on the anticipated market growth, but also our ability to execute our business plan and ultimate customer acceptance of our products and services and the success or failure of our competitors.  As a result, we expect the trend of our revenues to be positive, however, provide no assurance that such will occur.

Professional services revenues for the three months ended June 30, 2010 was $47,900 as compared to $192,500 during the same period last year. The decrease was due to us providing custom website design services under software development contracts entered into during the first quarter of 2010.  Our contracts during the same period last year were different in scope and larger in total contract amount.  From time to time, we may enter into professional services agreements resulting from our strategic partnership marketing activities and as a result, revenues from professional services may recur in future periods.

Total cost of revenue was $88,800 and $188,000 for the three months ended June 30, 2010 and 2009, respectively, representing a decrease of $99,200. The decrease was due to a decrease in subscription cost of revenues of $33,600 and decreased cost of professional services revenue of $65,600 during the three months ended June 30, 2010, respectively.

The decrease in cost of subscription revenues for the three months ended June 30, 2010 as compared to the same period last year is due to primarily having a decrease in subscription sales. Cost of subscription revenues for the three months ended June 30, 2010 were mostly derived from our marketing partnerships, hosting and setup services incurred from website services provided to our subscribers.

The decrease in cost of professional services revenues for the three months ended June 30, 2010 as compared to the same period last year is due to having provided fewer professional services, primarily labor related costs, during the three months ended June 30, 2010 whereas there were more services provided during the same period last year.

Research and development expense was $31,900 and none for the three months ended June 30, 2010 and 2009, respectively, representing an increase of $31,900. The increase was primarily due to higher amounts of research and development activities including additional development personnel and consultants which was part of our efforts of improving our online products.

Sales and marketing expense was $4,200 and $30,000 for the three months ended June 30, 2010 and 2009, respectively, representing a decrease of $25,800. The decrease was primarily due to lower amounts of sales and marketing activities and promotions during the three months ended June 30, 2010.

General and administrative expense was $544,100 and $302,600 for the three months ended June 30, 2010 and 2009, respectively, representing an increase of $241,500. The change was primarily due to an increase of $241,300 in non-cash warrant and option expense, an increase of $101,400 in professional fees related to legal and other professional service fees, partially offset by a decrease in employee benefits of $24,700.

Interest expense was $391,900 and $280,000 for the three months ended June 30, 2010 and 2009, respectively, representing an increase of $111,900.  The increase was attributable to interest and debt discount amortization expense of $391,900 during the three months ended June 30, 2010, which was primarily related to our promissory note borrowings of approximately $1.7 million outstanding as of June 30, 2010.

The Six Months Ended June 30, 2010 Compared to the Six Months Ended June 30, 2009

Total revenue was $288,400 and $687,400 for the six months ended June 30, 2010 and 2009, respectively, representing a decrease of $399,000. The decrease was due to a decrease in subscription revenues of $162,600 during the six months ended June 30, 2010 as compared to the same period last year and a decrease in professional services of $236,400 during the six months ended June 30, 2010 as compared to the same period last year.

Subscription revenues for the six months ended June 30, 2010 were $228,000 as compared to $390,600 during the same period last year. Subscription revenues decreased $162,600 due to a decrease in our customers to 10,079 recurring subscribers as of June 30, 2010 from 15,288 subscribers as of June 30, 2009. The decrease in subscriptions was due to the bankruptcy in January 2010 of Kiddie Kandids LLC, an affiliate of our marketing partner Online Solutions LLC.  While Online Solutions LLC is not a part of the bankruptcy, we continue to provide hosting services and earn revenue from customers still existing at the time of the bankruptcy.  In the third quarter of 2010, we expect to purchase Online Solutions LLC to further facilitate the continued hosting services and revenues generated from the existing customers remaining after the bankruptcy.  Furthermore, we continue to believe that digital media sharing products and services are relatively new, and as a result, it is difficult to determine our current market share or predict our future market share.  We believe that the market for digital media sharing products and services can grow and that related market opportunities are also expected to grow. Our revenue, profitability and future growth depend not only on the anticipated market growth, but also our ability to execute our business plan and ultimate customer acceptance of our products and services and the success or failure of our competitors.  As a result, we expect the trend of our revenues to be positive, however, provide no assurance that such will occur.

Professional services revenues for the six months ended June 30, 2010 were $60,400 as compared to $296,800 during the same period last year. The decrease was due to us providing custom website design services under software development contracts entered into during the first and second quarter of 2010.  Our contracts during the same period last year were different in scope and larger in total contract amount.  From time to time, we may enter into professional services agreements resulting from our strategic partnership marketing activities and as a result, revenues from professional services may recur in future periods.

Total cost of revenue was $159,500 and $329,500 for the six months ended June 30, 2010 and 2009, respectively, representing a decrease of $170,000. The decrease was due to a decrease in subscription cost of revenues of $64,100 and decreased cost of professional services revenue of $105,900 during the six months ended June 30, 2010, respectively.

The decrease in cost of subscription revenues for the six months ended June 30, 2010 as compared to the same period last year is due to primarily having a decrease in subscription sales. Cost of subscription revenues for the six months ended June 30, 2010 were mostly derived from our marketing partnerships, hosting and setup services incurred from website services provided to our subscribers.

The decrease in cost of professional services revenues for the six months ended June 30, 2010 as compared to the same period last year is due to having provided fewer professional services, primarily labor related costs, during the six months ended June 30, 2010 whereas there were more services provided during the same period last year.

Research and development expense was $53,300 and $54,400 for the six months ended June 30, 2010 and 2009, respectively, representing a decrease of $1,100. The decrease was primarily due to slightly lower amounts of research and development activities which included continued development and improvement of our online products.

Sales and marketing expense was $5,600 and $45,900 for the six months ended June 30, 2010 and 2009, respectively, representing a decrease of $40,300. The decrease was primarily due to lower amounts of sales and marketing activities and promotions during the six months ended June 30, 2010.

General and administrative expense was $1,184,500 and $692,200 for the six months ended June 30, 2010 and 2009, respectively, representing an increase of $492,300. The change was primarily due to an increase of $342,800 in non-cash warrant and option expense, an increase of $179,700 in professional fees related to legal and other professional service fees, partially offset by a decrease in employee benefits of $33,200 and $18,500 in office occupancy costs.

Interest expense was $606,500 and $498,100 for the six months ended June 30, 2010 and 2009, respectively, representing an increase of $108,400.  The increase was attributable to interest and debt discount amortization expense of $606,500 during the six months ended June 30, 2010, which was primarily related to our promissory note borrowings of approximately $1.7 million outstanding as of June 30, 2010.

Liquidity and Capital Resources

Cash Flows

At June 30, 2010, our cash and cash equivalents were $375,200, an increase of $375,200 from none as of December 31, 2009.  The change in our cash was due to receiving $1,691,200 cash proceeds related to our private placement of our 2010 Stock Offering and 2010 Promissory Notes.  The increase in cash was partially offset by $332,500 cash used to pay certain matured debt, cash used in financing costs of $162,800, cash used in operating activities of $737,100 and cash used in investing activities of $83,600.

Historically, we have incurred losses and have had capital and stockholders’ deficits and limited cash to fund our operations.  During the three months ended June 30, 2010, we have been able to rely upon cash generated from our debt and equity financing along with some cash generated from our subscription and professional services revenues. We expect this trend to continue until we can solely rely upon cash generated from our revenues, however, until such time, we continue to rely upon cash generated from debt and equity financing activities.  As of June 30, 2010, we remain in a negative working capital position.  Moreover, principal portions of certain convertible promissory notes in the aggregate amount of $126,000 have already matured and were past due as of the date of this report.  Certain convertible promissory notes in the aggregate amount of $1,294,700 are due before December 31, 2010 with all the remaining balances due by December 2011.   If those maturities are not satisfied through conversions of their principal balances into common stock, or if we are unable to successfully renegotiate the maturity dates of those notes, then we will need to rely upon additional debt or equity financing to satisfy those upcoming maturities.  As a result, we plan to continue to seek out and raise capital through additional private placement equity or debt offerings during 2010, although we have no assurance that such financings will be completed.

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

The 2010 Promissory Notes

During the six months ended June 30, 2010, we received cash proceeds of $515,000 through short term loans from ten investors.  In exchange for these funds, we issued the investors an aggregate of 2,403,334 shares of common stock and also issued them promissory notes with an aggregate principal balance of $643,750 (the “2010 Promissory Notes”).  As a result, we recorded debt discount of $235,300 related to the original issue discount and common stock issued with the promissory notes.  The debt discount is amortized over for the same term of the notes.  The notes accrue interest at the rate of 8% per annum and are payable at maturity six months after issuance.  We plan to satisfy its obligation under these notes with the proceeds from additional equity offering discussed further below.  During the second quarter of 2010, we paid in full $480,000 of the 2010 Promissory Notes, $355,000 of which was paid with 3,550,000 Units of our 2010 Stock Offering (discussed further below) and $125,000 was paid in cash. The offer and sale of the securities above were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder.

2010 Stock Offering

During the first quarter of 2010, we entered into an investment banking agreement whereby we agreed to raise capital in a private placement offering (“2010 Stock Offering”).  Pursuant to the terms of the 2010 Stock Offering, as amended in the third quarter of 2010, we are offering a minimum of 1,000,000 Units and a maximum of 25,000,000 Units at a price of $0.10 per Unit to “accredited investors”, as such term is defined under Regulation D adopted under the Securities Act of 1933 (“Act”), through September 15, 2010.  Each Unit consists of four shares of the Company’s common stock, $0.001 par value, plus one five-year A Warrant to purchase one share of the Company’s common stock at an exercise price of $0.05 per share and one five-year B Warrant to purchase one share of the Company’s common stock at an exercise price of $0.10 per share.  The A Warrants are callable by the Company at any time beginning on the first day after the twenty trading day volume weighted average price (“VWAP”) of one share of the Company’s common stock exceeds $0.10 and the B Warrants are callable by us at any time beginning on the first day after the twenty trading day VWAP of one share of our common stock exceeds $0.20.  A minimum investment of 250,000 Units for $25,000 is required, subject to our right to accept a smaller investment in our sole discretion. We may sell up to an additional 2,000,000 Units pursuant to overallotments.

As of June 30, 2010, we raised $1,513,000 from accredited investors who purchased 15,129,750 Units in the 2010 Stock Offering, and as a result, we issued 60,519,000 shares of our common stock, 15,129,750 A Warrants and 15,129,750 B Warrants.  Subsequent to June 30, 2010, we raised $135,000 from accredited investors who purchased 1,350,000 Units in the 2010 Stock Offering, and as a result, we issued 5,400,000 shares of our common stock, 1,350,000 A Warrants and 1,350,000 B Warrants.  In connection with the 2010 Stock Offering, we incurred financing costs to our investment banker of $196,690 and also issued warrants to purchase up to 15,129,750 shares of our common stock at an exercise price of $0.05 per share and warrants to purchase up to 3,025,950 shares of our common stock at an exercise price of $0.10 per share. The offer and sale of the securities above were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder.

AOI Convertible Notes Extension and Modification Agreement

On July 29, 2010, we entered in to an Extension and Modification Agreement, which extends the due dates of AOI Convertible Notes issued by the Company to investor Agile Opportunity Fund, LLC (“Agile”) in May 2008 with an aggregate original face amount of $727,300 and an original maturity date of May 30, 2010 which was subsequently extended to December 31, 2010. In accordance with the agreement Agile has agreed to further extend the maturity date to December 31, 2011 for $376,300 of the original face amount of the AOI Convertible Notes. Additionally, Agile has agreed to forebear on the exercise of its put rights for a certain Series A Warrant issued in connection with the AOI Convertible Notes until December 31, 2010, and cancel a certain Series D Warrant issued to Agile in connection with a subsequent debt financing. As consideration for the entering into this Extension and Modification Agreement, the Company agreed to pay Agile $25,000 upon execution of this agreement and $20,000 on or before August 13, 2010.

Off-Balance Sheet Arrangements

As of June 30, 2010, we had no off-balance sheet arrangements.

Related Party Transactions

As of June 30, 2010 and December 31, 2009, $36,600 was due to an officer of the Company, who is also a principal stockholder. The amount due to the officer does not bear interest, is not collateralized and has no formal repayment terms.  During the six months ended June 30, 2010 and 2009, no amounts of the net amount owed was paid to the officer, respectively.

As of June 30, 2010 and December 31, 2009, $45,000 was due to an officer of the Company pursuant to the 2007 Convertible Promissory Note agreements, as further discussed in Note 6 above.

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

During the three months ended June 30, 2010, the Company also distributed its website service through a marketing partnership and shared a portion of revenue generated with the marketing partner. In accordance with Emerging Issue Task Force No. 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent, revenue is reported gross of the payment received from its marketing partner because the Company acts as the primary obligor and is responsible for the fulfillment of services.

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

Recently Issued Accounting Standards

See Note 9. to the financial statements included elsewhere in this report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk – N/A

Item 4. Controls and Procedures

Disclosure Controls And Procedures

As required by SEC Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), our Chief Executive and Chief Financial Officers carried out an evaluation under the supervision and with the participation of our management, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing evaluation, we have concluded that our disclosure controls and procedures are not effective as of June 30, 2010 in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.  Specifically, we had material weaknesses in our internal control over financial reporting as described in Item 9A in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 as filed with the SEC on March 31, 2010 and those deficiencies have not yet been remediated by us.

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

Based on the foregoing evaluation, we have concluded that there was no change in our internal control over financial reporting that occurred during the three months ended June 30, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  We continue to have material weaknesses in our internal control over financial reporting as described in Item 9A in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 as filed with the SEC on March 31, 2010 and those deficiencies have not yet been remediated by us.

PART II - OTHER INFORMATION

Item 1.                      Legal Proceedings - None

Item 2.                      Unregistered Sales of Equity Securities and Use of Proceeds

The 2010 Promissory Notes

During the six months ended June 30, 2010, we received cash proceeds of $515,000 through short term loans from ten investors.  In exchange for these funds, we issued the investors an aggregate of 2,403,334 shares of common stock and also issued them promissory notes with an aggregate principal balance of $643,750 (see Note 6 to the financial statements for further discussion relating on the 2010 Promissory Notes).  The notes accrue interest at the rate of 8% per annum and are payable at maturity six months after issuance.  The offer and sale of the securities above were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder.

2010 Stock Offering

During the first quarter of 2010, we entered into an investment banking agreement whereby we agreed to raise capital in a private placement offering (“2010 Stock Offering”).  Pursuant to the terms of the 2010 Stock Offering, as amended in the third quarter of 2010, we are offering a minimum of 1,000,000 Units and a maximum of 25,000,000 Units at a price of $0.10 per Unit to “accredited investors”, as such term is defined under Regulation D adopted under the Securities Act of 1933 (“Act”), through September 15, 2010.  Each Unit consists of four shares of the Company’s common stock, $0.001 par value, plus one five-year A Warrant to purchase one share of the Company’s common stock at an exercise price of $0.05 per share and one five-year B Warrant to purchase one share of the Company’s common stock at an exercise price of $0.10 per share.  The A Warrants are callable by the Company at any time beginning on the first day after the twenty trading day volume weighted average price (“VWAP”) of one share of the Company’s common stock exceeds $0.10 and the B Warrants are callable by us at any time beginning on the first day after the twenty trading day VWAP of one share of our common stock exceeds $0.20.  A minimum investment of 250,000 Units for $25,000 is required, subject to our right to accept a smaller investment in our sole discretion. We may sell up to an additional 2,000,000 Units pursuant to overallotments.

As of June 30, 2010, we raised $1,513,000 from accredited investors who purchased 15,129,750 Units in the 2010 Stock Offering, and as a result, we issued 60,519,000 shares of our common stock, 15,129,750 A Warrants and 15,129,750 B Warrants.  Subsequent to June 30, 2010, we raised $135,000 from accredited investors who purchased 1,350,000 Units in the 2010 Stock Offering, and as a result, we issued 5,400,000 shares of our common stock, 1,350,000 A Warrants and 1,350,000 B Warrants.  In connection with the 2010 Stock Offering, we incurred financing costs to our investment banker of $196,690 and also issued warrants to purchase up to 15,129,750 shares of our common stock at an exercise price of $0.05 per share and warrants to purchase up to 3,025,950 shares of our common stock at an exercise price of $0.10 per share. The offer and sale of the securities above were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder.

Other Share Issuances

During the three months ended June 30, 2010, the Company issued 2,403,334 related to the 2010 Promissory Notes and 750,000 shares of common stock related to the AOI Fund Promissory Notes (see Note 6 to the financial statements above for further discussion).  During the three months ended June 30, 2010, the Company issued 613,600 shares of common stock for $15,340 of interest due on the 2007 Convertible Promissory Notes.   During the three months ended June 30, 2010, we issued 2,350,000 shares of common stock for professional services and fees of $119,500.  The offer and sale of the securities above were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Section 4(2) and Section 4(6) of the Securities Act and/or Rule 506 of Regulation D adopted thereunder.

Item 3.  Defaults Upon Senior Securities - None

Item 4.  [Removed and Reserved]

Item 5.   Other Information - None

Item 6.   Exhibits

Exhibit No.	Description
31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Michael Sawtell
31.2	Rule 13a-14(a)/ 15d-14(a) Certification of Steven Dong
32.1	Certification Pursuant to 18 U.S.C. section 1350 of Michael Sawtell
32.2	Certification Pursuant to 18 U.S.C. section 1350 of Steven Dong

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIGITALPOST INTERACTIVE, INC. (Registrant)

August 16, 2010	/s/ Michael Sawtell
Michael Sawtell
Chief Executive Officer, President, and Sole Director

August 16, 2010	/s/ Steven Dong
Steven Dong
Chief Financial Officer