Form 10-Q
period 2010-09-30
DigitalPost Interactive, Inc.
filed 2010-11-19
CIK 1321099

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2010

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

As of November 14, 2010, there were 253,525,343 shares of the Registrant’s common stock issued and outstanding.

Item 1. Financial Statements
DIGITALPOST INTERACTIVE, INC.
CONDENSED CONSOLIDATED
BALANCE SHEETS

	September 30,	December 31,
Assets	2010	2009
Current assets
Cash and cash equivalents	$79,500	$-
Accounts receivable and other current assets	247,600	41,600
Total current assets	327,100	41,600

Property and equipment, net	34,500	26,300
Web site development costs, net	195,000	126,900
Deferred financing costs	22,200	42,900
Other assets	43,600	1,500
Customer lists	112,000	-
Goodwill	4,741,100	-
Total assets	$5,475,500	$239,200

Liabilities and Stockholders' Equity (Deficit)
Current liabilities
Accounts payable	$311,400	$195,800
Accrued expenses	553,500	289,800
Line of credit	64,500	-
Deferred revenue	209,000	54,100
Due to stockholder	36,600	36,600
Capital lease obligations, current portions	6,300	-
Promissory notes and convertible notes, net – current (Note 6)	1,698,200	1,592,200
Total current liabilities	2,879,500	2,168,500

Promissory notes and convertible notes, net – long term (Note 6)	376,300	-
Total liabilities	3,255,800	2,168,500

Commitments and contingencies (Note 8)

Stockholders’ equity (deficit) (Note 7)
Preferred Stock, $.001 par value; 20,000,000
shares authorized; no shares issued and
outstanding	-	-
Common Stock, $.001 par value; 480,000,000
shares authorized; 247,559,427 and 87,631,141
shares issued and outstanding	247,600	87,600
Additional paid in capital	13,437,800	7,096,900
Accumulated deficit	(11,465,700)	(9,113,800)
Stockholders’ equity (deficit)	2,219,700	(1,929,300)
Total liabilities and stockholders’ equity (deficit)	$5,475,500	$239,200

The accompanying notes to condensed unaudited consolidated financial statements are an integral part of this balance sheets.

DIGITALPOST INTERACTIVE, INC.
CONDENSED CONSOLIDATED
STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009
Revenues:
Subscriptions	$70,200	$167,200	$298,200	$557,800
Professional services	106,700	204,400	167,100	501,200
Total Revenue	176,900	371,600	465,300	1,059,000

Cost of Revenues:
Subscriptions	15,200	85,500	130,700	265,100
Professional services	60,900	102,500	104,900	252,500
Total Cost of Revenue	76,100	188,000	235,600	517,600
Gross Profit	100,800	183,600	229,700	541,400

Operating expenses:
Research and development	90,500	18,600	143,800	72,600
Sales and marketing	41,600	43,300	47,200	89,200
General and administrative	401,900	317,100	1,586,400	1,009,500
Total operating expenses	534,000	379,000	1,777,400	1,171,300

Loss from operations	(433,200)	(195,400)	(1,547,700)	(629,900)

Interest expense	(197,700)	(405,500)	(804,200)	(903,700)
Net loss	$(630,900)	$(600,900)	$(2,351,900)	$(1,533,600)

Weighted average outstanding shares	166,251,746	78,298,457	126,462,685	75,658,271

Basic and diluted loss per share	$(0.004)	$(0.008)	$(0.019)	$(0.020)

 The accompanying notes to condensed unaudited consolidated financial statements are an integral part of these statements.

DIGITALPOST INTERACTIVE, INC.
CONDENSED CONSOLIDATED
STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine	Nine
	Months Ended	Months Ended
	September 30,	September 30,
	2010	2009
Cash flows from operating activities
Net loss	$(2,351,900)	$(1,533,600)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	90,100	116,900
Non-cash stock-based compensation	678,900	482,100
Amortization of debt discount	553,400	464,700
Beneficial conversion feature liability	-	249,500

Changes in operating assets and liabilities:
Accounts receivable and other assets	35,700	(67,900)
Other assets	(38,600)	6,800
Accounts payable	(172,700)	29,700
Accrued expenses	72,800	137,100
Deferred revenue	(52,700)	(26,000)
Net cash used by operating activities	(1,185,000)	(140,700)
Cash flows from investing activities
Acquisition and development of software	(121,200)	-
Net cash acquired through business acquisition	33,000	-
Net cash used by investing activities	(88,200)	-
Cash flows from financing activities
Proceeds from the issuance of common stock	1,382,400	100,000
Proceeds from convertible notes	560,000	-
Payments made on shareholder loans	(357,500)	-
Financing cost	(232,200)	-
Net cash provided by financing activities	1,352,700	100,000
Net increase (decrease) in cash and cash equivalents	79,500	(40,700)
Cash and cash equivalents, beginning of period	-	67,700
Cash and cash equivalents, end of period	$79,500	$27,000

Supplemental disclosures:
Cash paid for income taxes	$1,600	$3,400
Cash paid for interest	$119,900	$85,300

Supplemental disclosures of non cash activities:
Common stock issued for interest	$113,800	$46,000
Common stock issued for professional services and fees	$145,600	$106,000
Common stock issued for acquisition of Rovion, Inc. (Note 9)	$4,265,500	$-

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

On August 31, 2010, the Company completed a merger ("Merger"), whereby Rovion, Inc. became a wholly-owned subsidiary of DPI. The Merger was effected pursuant to an Agreement and Plan of Merger and Reorganization, dated August 4, 2010, by and among DPI, Rovion, Inc. (“Rovion”)  and Rovion Acquisition, Inc. ("Merger Sub").  Rovion is engaged in the business of creating online media and video web advertising tools that humanize the delivery of content to online audiences and reporting the performance results of each video delivery.  Rovion assists with development and production of media for clients, but substantially generates its revenue through the sale of licenses in connection with its InPerson video streaming software.

See Note 9 for further discussion about the Merger.

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

In the opinion of management, all adjustments, including normal recurring adjustments, considered necessary for a fair presentation have been included. The accompanying condensed unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company included in the Company’s 2009 Form 10-K as filed with the U.S. Securities and Exchange Commission (“SEC”) on March 31, 2010. Operating results for the three and nine month periods ended September 30, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2010.

Basis of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries.

Estimates

The consolidated financial statements are prepared on the basis of accounting principles generally accepted in the United States of America. The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of September 30, 2010, and expenses for the three and nine months ended September 30, 2010 and 2009. Actual results could differ from those estimates made by management.

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

As of September 30, 2010, and December 31, 2009 the Company capitalized $195,000 and $126,900, respectively, net of accumulated amortization, related to its website and software development (Note 3).

Research and Development Costs

The Company expenses research and development costs as incurred.

Goodwill

The Company records goodwill when the fair value of consideration transferred in a business combination exceeds the fair value of the identifiable assets acquired and liabilities assumed.  Goodwill and other intangible assets that have indefinite useful lives are not amortized, but are tested for impairment annually and whenever an event or change in circumstances indicates that the carrying value of the asset may not be recoverable.

For goodwill, the Company performs a two-step impairment test. In the first step, the Company compares the fair value of each reporting unit to its carrying value.  In accordance with authoritative guidance, the Company defines fair value as the price that would be received from the sale of an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  The Company considers and uses all valuation methods that are appropriate in estimating the fair value of our reporting units and generally use a weighted combination of income and market approaches.  Under the income approach, the Company estimates the fair value of each reporting unit based on the present value of future cash flows.  The Company uses a number of assumptions in our discounted cash flow model, including market factors specific to the business, the amount and timing of estimated future cash flows to be generated by the business over an extended period of time, long-term growth rates for the business, and a rate of return that considers the relative risk of achieving the cash flows and the time value of money.  Under the market approach, the Company estimates the fair value of each reporting unit based on market multiples of revenue, operating income, and earnings for comparable publicly traded companies engaged in similar businesses.  If the estimated fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not impaired and no further analysis is required.

If the carrying value of the net assets assigned to a reporting unit exceeds the estimated fair value of the unit, the Company performs the second step of the impairment test.  In this step the Company allocates the fair value of the reporting unit calculated in step one to all of the assets and liabilities of that unit, as if the Company had just acquired the reporting unit in a business combination.  The excess of the fair value of the reporting unit over the total amount allocated to the assets and liabilities represents the implied fair value of goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, the Company would record an impairment loss equal to the difference.  The Company recorded no goodwill impairment charges for the three and nine months ended September 30, 2010 or 2009.

Revenue Recognition

Subscription Revenue

The Company’s subscription revenues are generated from monthly subscriptions for website hosting services. The typical subscription agreement includes the usage of a personalized website and hosting services. The individual deliverables are not independent of each other and are not sold or priced on a standalone basis. Costs to complete the website and prepare it for the use of an end customer are minimal, and are expensed to cost of revenues as incurred. Upon the completion of a customer’s signup and initial hosting of the website, the subscription is offered free of charge for a two week trial period during which the customer can cancel at anytime. After the two week trial period has ended, revenue is recognized when all of the following conditions are satisfied: (1) there is persuasive evidence of an arrangement; (2) the service has been provided to the customer; (3) the amount of fees to be paid by the customer is fixed or determinable; and (4) the collection of the Company’s fees is probable. These criteria are met monthly as the Company’s service is provided on a month-to-month basis, and collections are generally made in advance of the services. There is no provision for refunds as of September 30, 2010, as the Company’s historical refund experience has been minimal.

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

During the three and nine months ended September 30, 2010, the Company also distributed its web site through a marketing partnership and shared a portion of revenue generated with the marketing partner. Revenue is reported gross of the payment received from its marketing partner because the Company acts as the primary obligor and is responsible for the fulfillment of services. The Company derived 27% and 47% of its total revenue from the marketing partner during the three and nine months ended September 30, 2010, respectively.  The Company derived 33% and 38% of its total revenue from the marketing partner during the three and nine months ended September 30, 2009, respectively.

Professional Services

The Company derives its revenues from the sale of software licenses and professional services, which includes producing and encoding, hosting, and providing customer support.  The Company recognizes revenue when persuasive evidence of an arrangement exists, the Company has delivered the product or performed the service, the fee is fixed or determinable and collectability is probable.  When the Company enters into arrangements with multiple deliverables and when the delivered items are deemed to be separate units of accounting, the Company allocates the arrangement consideration to the separate units based on their relative fair value.

All amounts billed or received in excess of the revenue recognized are included in deferred revenue.

For sales through resellers and distributors, the Company recognizes revenue upon the delivery of the product only if those resellers and distributors provide the Company, at the time of placing their order, with the identity of the end user customer to whom the product has been sold.  The Company does not currently offer any rights to return products sold to resellers and distributors.

Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Due to the anti-dilutive nature of the Company’s potential common shares, there is no effect on the calculation of weighted average shares for diluted net loss per common share. As a result, the basic and diluted net losses attributable per common share amounts are identical. 134,159,214 shares of potentially dilutive securities have been excluded for three and nine month periods ended September 30, 2010, respectively, because their effect was anti-dilutive. 49,172,309 shares of potentially dilutive securities have been excluded for three and nine month periods ended September 30, 2009, respectively, because their effect was anti-dilutive.

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

The Company’s 2010 calculations were made using the Black-Scholes option-pricing model with the following weighted average assumptions: expected life of 5 years; 201% stock price volatility; risk-free interest rate of 2.8%; forfeitures rate of 9.3% and no dividends during the expected term.  During the three and nine month period ended September 30, 2010, the Company recognized stock option and other equity-based compensation expense of $76,900 and $678,900, respectively.  During the three and nine month period ended September 30, 2009, the Company recognized stock option expense and other equity-based compensation of $156,200 and $482,100, respectively.

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of September 30, 2010, the carrying value of accounts receivable and payable, loans from stockholders and accrued liabilities approximated fair value due to the short-term nature and maturity of these instruments.  The fair value of the 2007 Convertible Promissory Notes and 2008 Convertible Promissory Notes and 2010 Bridge Notes (See Note 6) have not been estimated since the cost of doing so would be excessively prohibitive and not practicable.

Concentration of Risk

Credit is extended based on an evaluation of the customer’s financial condition, and collateral is not required. The Company also evaluates its credit customers for potential credit losses. The accounts receivable balance at September 30, 2010 is primarily due from a single major marketing partner and a single professional services customer in the aggregate amount of $45,100. The accounts receivable balance at December 31, 2009 is primarily due from a single major marketing partner and a professional services customer which collectively accounted for 100% of the net accounts receivable with a balance of $41,600.

As of September 30, 2010, the Company maintained its cash account at three financial institutions. The cash balances at September 30, 2010 does not exceed the FDIC coverage limit.

Advertising

Advertising and promotion costs are charged to operations when incurred. For the three and nine months ended September 30, 2010, advertising and promotion costs amounted to $3,400 and $7,900 respectively. For the three and nine months ended September 30, 2009, advertising and promotion costs amounted to $4,400 and $8,400 respectively.

Impairment of Long-Lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives when events or circumstances lead management to believe that the carrying value of an asset may not be recoverable. For the three and nine months ended September 30, 2010 and 2009, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

Deferred Finance Costs

The Company defers as other assets the direct incremental costs of raising capital until such time as the offering is completed. At the time of the completion of the offering, the costs are charged against the capital raised. Should the offering be terminated, deferred offering costs are charged to operations during the period in which the offering is terminated.

Income Taxes

The process of preparing the financial statements requires management estimates of income taxes in each of the jurisdictions that the Company operates. This process involves estimating current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in the balance sheet. The Company utilizes an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. Management must assess the likelihood that the deferred tax assets or liabilities will be realized for future periods, and to the extent management believes that realization is not likely, must establish a valuation allowance. To the extent a valuation allowance is created or adjusted in a period, the Company must include an expense or benefit, within the tax provision in the statements of operations. Significant management judgment is required in determining the provision for income taxes, deferred tax asset and liabilities and any valuation allowance recorded against net deferred tax assets. It is possible that different tax models, and the selection of different input variables, could produce a materially different estimate of the provision, asset, liability and valuation allowance. Management could not determine that it was more likely than not that the Company would realize any future benefit from the deferred tax asset in 2010 and 2009 and therefore booked a 100% valuation allowance in both years.

2.           GOING CONCERN AND MANAGEMENT’S PLANS

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates the continuation of the Company as a going concern. The Company has not established sufficient sources of revenue to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of September 30, 2010, the cash resources of the Company are insufficient to meet its current working capital needs and on going business plan. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern. During the three and nine months ended September 30, 2010, the Company raised additional working capital of $226,200 and $1.8 million, respectively, from private debt and equity financing.  From inception through September 30, 2010, the Company has raised an aggregate amount of approximately $7.2 million in private debt and equity financing. The offer and sale of the securities above were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in (i) Section 4(2) of the Securities Act and/or Rule 506 of Regulation D promulgated thereunder or (ii) Rule 501 of Regulation S.

Since the cash resources of the Company as of September 30, 2010 are insufficient to meet its current working capital needs and on going business plan, the Company is seeking to raise additional funds either through additional debt or equity financings during 2010.  Subsequent to September 30, 2010, the Company raised approximately $50,000 in private debt and equity financing and as of the date of this report, the Company has approximately $1 million remaining open on the 2010 Stock Offering (see Note 7 for further discussion).

Also, the Company expects to improve its cash flow from operating activities through continued cost reductions and its continued implementation of strategic marketing partnerships and completing its integration of its recent acquisition of Rovion closing on August 31, 2010 (see Note 9 for further discussion on the acquisition of Rovion).

3.           WEBSITE DEVELOPMENT COSTS

Website development costs consisted of the following:
	September 30, 2010	December 31, 2009

Website development costs	$445,000	$323,800
Less -accumulated amortization	(250,000)	(196,900)
	$195,000	$126,900

4.           DUE TO STOCKHOLDER AND RELATED PARTY TRANSACTIONS

As of September 30, 2010 and December 31, 2009, $36,600 was due to an officer of the Company, who is also a principal stockholder. The amount due to the officer does not bear interest, is not collateralized and has no formal repayment terms.  During the nine months ended September 30, 2010 and 2009, no amounts of the net amount owed was paid to the officer, respectively.

As of September 30, 2010 and December 31, 2009, $45,000 was due to an officer of the Company pursuant to the 2007 Convertible Promissory Note agreements, as further discussed in Note 6 below.

5.           LINE OF CREDIT

The Company has a revolving line of credit with a bank, which allows borrowings up to $60,000.  Interest only payments are due monthly at a rate equal to the published Wall Street Journal Prime Rate plus 0%. The interest rate on the line was initially fixed at 8.00%.  As prescribed in the terms of the line of credit agreement, on July 26, 2007, the interest rate was adjusted to the variable rate indicated above.  The line of credit is subject to renewal annually at the discretion of the lender. Currently the line of credit is subject to renewal on July 26, 2011.  The line of credit is secured by the Company’s assets.

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

Interest charges associated with the convertible notes, including amortization of the discounts associated with the conversion feature and the vested warrants, totaled $15,340 and $46,000 for the three and nine months ended September 30, 2010.  Interest charges associated with the convertible notes, including amortization of the discounts associated with the conversion feature and the vested warrants, totaled $93,300 and $280,000  for the three and nine months ended September 30, 2009.

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

Interest charges associated with the convertible notes, including amortization of the discounts associated with the beneficial conversion feature and the vested warrants, totaled $3,000 and $9,000 for the three and nine months ended September 30, 2010, respectively.  Interest charges associated with the convertible notes, including amortization of the discounts associated with the beneficial conversion feature and the vested warrants, totaled $3,000 and $9,000 for the three and nine months ended September 30, 2009, respectively.

The AOI Fund Convertible Promissory Notes

In each of the months of May 2008, June 2008 and July 2008, an investor purchased $242,400 of 15% secured convertible notes for an aggregate amount of $727,300 for all three notes and was issued warrants to purchase shares of our common stock (the “AOI Convertible Notes”). Initially, the convertible note holder had the right, at any time, to convert their note into shares of our common stock at a conversion ratio of one share of common stock for each $0.25 of principal amount of their note for a maximum potential aggregate amount of 2,909,088 shares of common stock; in addition, the investors were issued “Series A Warrants" to purchase an aggregate amount of 290,907 shares of common stock at an exercise price of $0.25 per share that expire five years from the date of issuance and “Series B Warrants” to purchase an aggregate amount of 290,907 shares of common stock at an exercise price of $0.30 per share that expire five years from the date of issuance.  Additionally, the convertible notes are secured by a security interest in all assets of the Company. On October 23, 2009, the Company amended the convertible notes and entered in to an Extension Option and Securities Amendment, which extends the due dates of the AOI Convertible Notes with an aggregate original face amount of $727,300 by successive one month periods up to December 31, 2010 at the Company’s option.  In consideration for the option to extend the maturity date of the convertible notes, the Company agreed to issue 500,000 shares of its restricted common stock to the investor, lower the conversion price of the convertible notes to $0.10 per share, which means the convertible notes are currently convertible into 7,272,730 shares of common stock in the aggregate, and, for every month the maturity date of the convertible notes have been extended, the Company agrees to increase the principal amount of each of convertible notes by one and one-half percent of the then current principal amount.  The warrant exercise price for Series A and Series B warrants were also amended to $0.10 per share.  The Extension Option and Securities Amendment was filed with the Securities and Exchange Commission on Form 8-K, dated October 23, 2009.  On July 29, 2010, we entered into an additional Extension and Modification Agreement, which extends the due dates of AOI Convertible Notes with an aggregate original face amount of $727,300 and an original maturity date of May 30, 2010 which was subsequently extended to December 31, 2010. In accordance with the agreement Agile has agreed to further extend the maturity date to December 31, 2011 for $376,300 of the original face amount of the AOI Convertible Notes. Additionally, Agile has agreed to forebear on the exercise of its put rights for a certain Series A Warrant issued in connection with the AOI Convertible Notes until December 31, 2010, and cancel the Series D warrant (see below for further discussion on Series D warrants). As consideration for the entering into this Extension and Modification Agreement, the Company agreed to pay Agile $25,000 upon execution of the agreement and $20,000 on or before August 13, 2010.  The Series A Warrants also have a put option in the amount in aggregate of $180,000 which can only be exercised after the two year anniversary date of the convertible notes.  The Series B Warrants have no put option.  The convertible notes included an original issue discount in aggregate of $127,200.   The offer and sale of the securities underlying these convertible notes were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Sections 4(2) of the Securities Act of 1933 and/or Rule 506 of Regulation D adopted thereunder.

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

In September 2008, the same investor purchased for a fourth investment, $180,000 of the AOI Convertible Notes (15% secured convertible notes) and were issued warrants to purchase shares of our common stock. The convertible note holder has the right, at any time, to convert their note into shares of our common stock at a conversion ratio of one share of common stock for each $0.123 of principal amount of their note for a maximum potential aggregate of 1,463,414 shares of common stock; in addition, the investors were issued “Series C Warrants" to purchase 750,000 shares of common stock at an exercise price of $0.123 per share that expire five years from the date of issuance and “Series D Warrants” to purchase 750,000 shares of common stock at an exercise price of $.15 per share that expire five years from the date of issuance.  The Series D Warrants also have a put option in the amount of $45,000 which can only be exercised after the one year anniversary date of the convertible note.  The Series C Warrants have no put option.  The convertible note included an original issue discount of $30,000 and original maturity date of September 26, 2008.  Additionally, the convertible notes are secured by a security interest in all assets of the Company.  On October 16, 2009, we entered into an Extension and Modification Agreement, which extends the due date of the AOI Convertible Note with an aggregate original face amount of $180,000 and an original maturity date of September 26, 2009  to a new amended due date of December 26, 2009.  In consideration for such extension, the Company agreed to issue 500,000 shares of its restricted common stock to the investor and increase the face of the note to $187,500.   In April 2010, the Company paid in full $180,000 AOI Convertible Note in addition to issuing 750,000 shares of common stock as a late payment fee. The offer and sale of the securities underlying these convertible notes were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Sections 4(2) of the Securities Act of 1933 and/or Rule 506 of Regulation D adopted thereunder.

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

In connection with the extension agreements for the AOI Convertible Notes entered into in October 2009 (discussed above), the Company determined that the modifications qualify for extinguishment accounting under Accounting Standards Codification 470-50.  As such, the Company recognized a gain on debt modification of $300,300 that resulted from the difference between the carrying value of the notes before the modification and estimated fair value of the modified notes.  The Company further determined that the embedded conversion option in the debt extension agreement qualifies for equity classification under EITF 00-19, qualifies for the scope exception of paragraph 11(a) of SFAS 133, and is not bifurcated from the host contract. The Company also determined that the warrants issued to the note holders qualify for equity classification under the provisions of SFAS 133 and EITF 00-19. In accordance with the provisions of Accounting Principles Board Opinion No. 14, the Company allocated the new debt extension amounts in this transaction to each of the convertible notes and common stock purchase warrants based on their relative estimated fair values. As a result, the Company allocated an aggregate amount of $544,400 to the convertible notes, an aggregate amount of $115,900 to the common stock purchase warrants, $64,900 to the beneficial conversion feature and $60,000 to the 1,000,000 common shares issued, which were recorded in additional paid-in-capital. In accordance with the consensus of EITF issues 98-5 and 00-27, management determined that the convertible notes contained a beneficial conversion feature based on the effective conversion price after allocating the debt extension amounts of the convertible notes to the vested portion of the common stock purchase warrants and common stock issued.  The amounts recorded for the common stock purchase warrants, beneficial conversion feature and common stock issued are amortized as interest expense over the term of the new extended convertible notes.  Interest charges associated with all four AOI Fund Convertible Promissory Notes, including amortization of the discounts associated with the original issue discount, beneficial conversion, put option and the vested warrants, totaled $149,500 and $468,900 for the three and nine months ended September 30, 2010, respectively. Interest charges associated with all four AOI Fund Convertible Promissory Notes, including amortization of the discounts associated with the original issue discount, beneficial conversion, put option and the vested warrants, totaled $102,500 and $306,700 for the three and nine months ended September 30, 2009, respectively.

The 2010 Promissory Notes

During the first and second quarter of 2010, the Company received cash proceeds of $515,000 through short term loans from ten investors.  In exchange for these funds, the Company issued the investors an aggregate of 2,403,334 shares of common stock and also issued them promissory notes with an aggregate principal balance of $643,750 (the “2010 Promissory Notes”).  As a result, the Company recorded debt discount of $235,300 related to the original issue discount and common stock issued with the promissory notes.  The debt discount is amortized over for the same term of the notes.  The notes accrue interest at the rate of 8% per annum and are payable at maturity six months after issuance.  The Company plans to satisfy its obligation under these notes with the proceeds from additional equity offering discussed further below in Note 7.  During the second quarter of 2010, the Company paid in full $480,000 of the 2010 Promissory Notes, $355,000 of which was paid with 3,550,000 Units of our 2010 Stock Offering and $125,000 was paid in cash.  Interest charges associated with the 2010 Promissory Notes including amortization of the discounts associated with the original issue discount and common stock issued totaled $18,900 and $268,000 for the three and nine months ended September 30, 2010, respectively. The offer and sale of the securities above were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder.

Outstanding Convertible and Other Promissory Notes are as follows:

	September 30,	December 31,
	2010	2009
The 2007 Convertible Promissory Notes	$767,000	$767,000
The 2008 Convertible Promissory Notes	129,000	120,000
The AOI Fund Promissory Notes	644,200	637,100
The 2010 Promissory Notes	181,800	-
The AOI Fund Promissory Notes Put Option	201,500	215,000
Non-interest bearing note payable to a stockholder of the Company, due on demand, unsecured.	175,000	-
7.25% Note payable to bank, matures July 26, 2012. Due in monthly installments of $699 plus interest secured by substantially all of the Company's assets.	13,100	-
Total borrowings	2,111,600	1,739,100
Debt discount	(37,100)	(146,900)
Total borrowings less debt discount	2,074,500	1,592,200
Less current portion	1,698,200	1,592,200
Noncurrent portion	$376,300	$-

7.           STOCKHOLDERS’ EQUITY (DEFICIT)

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

Shares Issued

During the first quarter of 2010, the Company entered into an investment banking agreement whereby the Company agreed to raise capital in a private placement offering (“2010 Stock Offering”).  Pursuant to the terms of the 2010 Stock Offering, as amended in the third quarter of 2010, the Company is offering a minimum of 1,000,000 Units and a maximum of 25,000,000 Units at a price of $0.10 per Unit to “accredited investors”, as such term is defined under Regulation D adopted under the Securities Act of 1933 (“Act”).  Each Unit consists of four shares of the Company’s common stock, $0.001 par value, plus one five-year A Warrant to purchase one share of the Company’s common stock at an exercise price of $0.05 per share and one five-year B Warrant to purchase one share of the Company’s common stock at an exercise price of $0.10 per share.  The A Warrants are callable by the Company at any time beginning on the first day after the twenty trading day volume weighted average price (“VWAP”) of one share of the Company’s common stock exceeds $0.10 and the B Warrants are callable by the Company at any time beginning on the first day after the twenty trading day VWAP of one share of our common stock exceeds $0.20.  A minimum investment of 250,000 Units for $25,000 is required, subject to the

Company’s right to accept a smaller investment in the Company’s sole discretion. The Company may sell up to an additional 2,000,000 Units pursuant to overallotments.

As of September 30, 2010, the Company raised $1,748,000 from accredited investors who purchased 17,479,750 Units in the 2010 Stock Offering, and as a result, the Company issued 69,919,000 shares of the Company’s common stock, 17,479,750 A Warrants and 17,479,750 B Warrants.  Subsequent to September 30, 2010, the Company sold $50,000 to accredited investors who purchased 500,000 Units in the 2010 Stock Offering, and as a result, the Company issued 2,000,000 shares of the Company’s common stock, 500,000 A Warrants and 500,000 B Warrants.

In connection with the 2010 Stock Offering, the Company incurred financing costs to our investment banker of $233,800 and also issued warrants to purchase up to 17,479,750 shares of common stock at an exercise price of $0.05 per share and warrants to purchase up to 3,495,950 shares of common stock at an exercise price of $0.10 per share. The offer and sale of the securities above were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder.

In connection with the acquisition of Rovion, the Company issued 85,309,620 shares of the Company’s common stock.  See Note 9 for further discussion on the Rovion acquisition. The offer and sale of the securities above were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Section 4(2) and Section 4(6) of the Securities Act and/or Rule 506 of Regulation D adopted thereunder.

During the three months ended September 30, 2010, the Company issued 666,956 shares of common stock for $15,340 of interest due on the 2007 Convertible Promissory Notes.   During the three months ended September 30, 2010, the Company issued 300,000 shares of common stock for professional services and fees of $15,000.  The offer and sale of the securities above were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Section 4(2) and Section 4(6) of the Securities Act and/or Rule 506 of Regulation D adopted thereunder.

During the second quarter of 2010, the Company entered into an agreement where by it agreed to pay $55,000 primarily for the return of 3.3 million shares of the Company’s common stock originally issued pursuant to a consulting agreement.  The Company received the 3.3 million shares during the third quarter of 2010 and the shares were cancelled.

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

The Plan, as amended, reserves seventy five million (75,000,000) shares of the Company's common stock for issuance.

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

The Company recognized stock-based compensation expense of $678,900 and $482,100 for the nine months ended September 30, 2010 and 2009, respectively. The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model.  The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected term of options granted is based on the remaining expected life of the option. The following weighted average assumptions were used for the options granted during the nine months ended September 30, 2010 and 2009:

	Nine Months Ended September 30,
	2010	2009
Expected volatility	201.0%	442.0%
Risk-free rate	2.8%	2.9%
Expected Term	4.5 years	4.5 years

A summary of stock option activity for the nine months ended September 30, 2010, is as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding as of December 31, 2009	33,298,780	$.08
Granted	19,600,000	$.05
Cancelled	(8,025,000)	$.04
Outstanding as of September 30, 2010	44,873,780	$.10	4.5	$-

A summary of the status of the non-vested options for the nine months ended September 30, 2010 is presented below:

	Number of Shares	Weighted- Average Grant Date Fair Value
Non-vested as of December 31, 2009	15,495,597	$.04
Granted	19,600,000	$.04
Vested	(1,619,341)	$.15
Cancelled	(5,417,500)	$.28
Non-vested as of September 30, 2010	28,058,756	$.07

Information regarding the weighted-average remaining contractual life and weighted-average exercise price of options outstanding and options exercisable at September 30, 2010, for selected price ranges is as follows:

	Options Outstanding			Options Exercisable
Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life(in Years)	Weighted Average Exercise Price per Share	Number Exercisable	Weighted Average Exercise Price per Share
$ .04 - .18	41,978,780	3.5	$ .06	14,373,774	$ .08
$ .18 - .27	2,895,000	2.0	$ .27	2,441,250	$ .27
	44,873,780			16,815,024

Warrants

In conjunction with issuance of the 2007 Convertible Promissory Notes, the 2008 Convertible Promissory Notes, the AOI Fund Convertible Promissory Notes, the 2010 Stock Offering (see Note 6 and 7 for further discussion of these issuances) and various consulting arrangements entered into since inception, as of September 30, 2010, the Company has issued warrants to purchase an aggregate of 72,443,096 shares of common stock of the Company at exercise prices ranging from of $0.01 to $0.50 per share that expire five to ten years from the date of issuance.

A summary of warrant activity for the nine months ended September 30, 2010, is as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding as of December 31, 2009	12,507,896	$.20	2.9	$-
Granted	59,935,200.07		7.0	$-
Cancelled	-
Outstanding as of September 30, 2010	72,443,096	$.09	6.5	$-

A summary of the status of the non-vested warrants for the nine months ended September 30, 2010 is presented below:

	Number of Shares	Weighted- Average Grant Date Fair Value
Non-vested as of December 31, 2009	4,983,750	$.14
Granted	59,935,200	$.07
Vested	(59,985,200)	$.05
Cancelled	-	$-
Non-vested as of September 30, 2010	4,933,750	$.23

8.           COMMITMENTS

During February 2009, the Company entered into a two year lease for its principal offices which the monthly rent is $3,500.  Rent expense incurred under this lease during the three and nine months ended September 30, 2010 was $10,500 and $31,500, respectively. Total payments of $10,500 and $7,000 are due through the years ended December 31, 2010 and 2011, respectively.

During December 2008, the Company entered into a five year lease for its secondary offices which the monthly rent is $6,100.  Rent expense incurred under this lease during the three and nine months ended September 30, 2010 was $6,100 and $6,100, respectively. Commitments under the lease for the years ending December 31, 2010, 2011 and 2012 are approximately $18,300, $76,000 and $78,600, respectively.

9.           ACQUISTION

On August 31, 2010, the Company completed a merger ("Merger"), whereby Rovion, Inc. became a wholly-owned subsidiary of the Company. The Merger was effected pursuant to an Agreement and Plan of Merger and Reorganization, dated August 4, 2010, by and among the Company, Rovion and Rovion Acquisition, Inc. ("Merger Sub").

At the effective time of the Merger each outstanding share of Rovion’s common stock was cancelled and converted into the right to receive a pro rata portion of 85,309,620 shares of the Company's common stock. Effective with the closing, the director of Merger Sub and the Company, Michael Sawtell, immediately prior to the closing became the new sole director of the Rovion and shall hold office until the next annual shareholder meeting or until his successor is elected and duly qualified.

The new officers of Rovion as of the closing are Brian Goss, President, David Arslanian, Treasurer, and David Simon, Secretary. Effective with the closing, Brian Goss also became a director of the Company.  In addition, effective with the closing, Brian Goss, David Arslanian and David Simon also became executive officers of the Company.

The following table summarizes the preliminary determination of the purchase price and fair value of Rovion’s assets acquired and liabilities assumed at the date of acquisition:

Purchase price calculation:
Common stock issued	$4,265,500
Allocation of purchase price:
Current assets	278,200
Equipment	24,500
Accounts payable and accruals	(635,800)
Debt	(254,500)
Net liabilities assumed	(587,600)
Excess cost over net liabilities assumed	$4,853,100

Excess allocated as follows:
Goodwill	$4,741,100
Customer list	112,000
$4,853,100

The following supplemental unaudited pro forma information presents the combined operating results of the Company and the acquired business during the nine months ended September 30, 2010 and 2009, as if the acquisition had occurred at the beginning of each of the periods presented. The pro forma information is based on the historical financial statements of the Company and that of the acquired businesses. Amounts are not necessarily indicative of the results that may have been attained had the combinations been in effect at the beginning of the periods presented or that may be achieved in the future.

	Three Months Ended September 30,
	2010	2009
Pro forma revenue	$372,200	$798,000
Pro forma net loss	(740,300)	(603,200)
Pro forma basic and diluted loss per share	$(.005)	$(0.004)

	Nine Months Ended September 30,
	2010	2009
Pro forma revenue	$1,398,300	$2,291,200
Pro forma net loss	(2,714,900)	(1,862,000)
Pro forma basic and diluted loss per share	$(.022)	$(0.012)

10.           RECENT ACCOUNTING PRONOUNCEMENTS

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

11.           SUBSEQUENT EVENTS

On October 22, 2010, the Company converted $175,000 unsecured non-interest bearing note payable to a stockholder into 7,000,000 shares of common stock of the Company for full satisfaction of the debt. The offer and sale of the securities above were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder.

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

This section should be read in conjunction with our condensed unaudited consolidated financial statements and the related notes thereto as of September 30, 2010 and for the three and nine months ended, which are included elsewhere in this report, with the audited consolidated financial statements and related notes thereto as of December 31, 2009 and for the year then ended, included in our Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 31, 2010 and with other company filings made with the SEC.

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

We earn revenue primarily from subscriptions generated from monthly subscriptions for website hosting services and secondarily from providing professional software development services. The typical subscription agreement includes the usage of a personalized website and hosting services.  As of September 30, 2010, we have generated 32,938 subscribers, 9,701 recurring subscribers, and 43,118 users. However, to date, our revenues have not been sufficient to cover our operating costs and expenses.  During the three months ended September 30, 2010 and 2009 our revenues were $176,900 and $371,600, respectively.   During the third quarter we focused on closing our acquisition of Rovion (as discussed further below) and raising funds. Also, we plan to continue marketing our products more aggressively upon the integration of our acquisition of Rovion and implementation of business arrangements we’ve recently entered into with marketing partners.  We also plan to continue to focus on the completion of additional debt or equity financing.  During the third quarter of 2010, we raised $226,200 of additional capital.

Current Conditions

Historically we have incurred significant losses and we continued to incur additional losses during the three and nine months ended September 30, 2010.  Our net losses were $630,900 and $2,351,900 for the three and nine months ended September 30, 2010, respectively, which are increases from net losses of $600,900 and $1,533,600, for the same periods last year, respectively. Our cash used in operations was $1,185,000 and $140,700 for the nine months ended September 30, 2010 and 2009, respectively.  As of September 30, 2010, we had a accumulated deficit of approximately $11,465,700. We expect operating losses and negative cash flow to continue for the foreseeable future.  We expect that our losses may decrease as result of generating new revenues driven from the implementation of business arrangements we’ve entered into with our marketing partners, however, there is no assurance that the implementations will produce sufficient revenues to cover our costs and expenses.  Our ability to become profitable depends on our ability to generate new revenue and sustain substantially higher revenue while maintaining reasonable expense levels.  In particular, although we intend to increase significantly our spending on marketing and promotional activities, these efforts may not be effective in growing our brand, increasing our subscriber base or generating new revenues.  If we do not achieve profitability, we may not be able to continue our operations.

Historically, we have relied upon private debt and equity financings as our primary source of cash and we continue to rely on these financings to meet our working capital needs. Since inception through September 30, 2010, the Company has raised an aggregate amount of approximately $7.2 million in private debt and equity financing. We plan to use the proceeds of the most recent offerings for marketing of our product, increasing revenue generating activities and for general working capital purposes.

We plan to continue to raise capital by sales of additional private placement equity or debt offerings during 2010, although we have no assurance that such financings will be completed. As of the date of this report, we have raised approximately $1.8 million in 2010.

Commencing in the fourth quarter of 2008, we launched a strategic marketing partnership with Online Solutions, LLC, an affiliate of Kiddie Kandids LLC (“Kiddie Kandids”), to host digital websites for Kiddie Kandids’ customers sold through its retail stores.    We derived 27% and 47% of our total revenue from this marketing partnership during the three and nine months ended September 30, 2010, respectively.  On January 11, 2010, Kiddie Kandids filed for bankruptcy.  While Online Solutions, LLC is not a part of the bankruptcy, we continue to provide hosting services and earn revenue from customers still existing at the time of the bankruptcy.  In the third quarter of 2010, we purchased OurFamilyLife.com which generates 100% of the subscription revenue for $20,000 from Online Solutions, Inc. and now earn 100% of the subscription revenue generated from the web property.

Acquisition of  Rovion, Inc.

On August 31, 2010, we completed the Merger and acquired Rovion, Inc., for a purchase price of 85,309,620 shares of our common stock. Founded in 2001, Rovion is a privately held Boston-based developer of the innovative InPerson virtual spokesperson ad unit and offers a broad range of online advertising products and services to its active customer base of more than 1,000 companies in the automotive, e-commerce, entertainment, food-related, healthcare, retail, services and sports industries.  The acquisition of Rovion is expected to provide additional revenue with potential expense ratio reductions, additional technology to incorporate online video into ads that reach numerous highly targeted users through the internets largest publishers and the ability to offer businesses high performance ad units with higher than average click-through results.  Upon completion of the integration with Rovion, Inc., we expect to see a positive trend of its revenues, operating expenses  and cash flows from operations.  Until the integration of Rovion is completed and until such positive trends are achieved, we expect to continue to have insufficient working capital resulting from our continued negative cash flow and have the need to continue to raise working capital through our debt and equity financing to satisfy such cash short falls.  There is no assurance that we will be able to complete such financing to fulfill our working capital requirements (see Going Concern discussed further below).

Going Concern

We have not established sufficient sources of revenue to cover our operating costs and, as such, we have incurred operating losses since inception. Further, as of September 30, 2010, our cash resources were insufficient to meet our current working capital needs and on-going business plan. These and other factors raise substantial doubt about our ability to continue as a going concern. The report of the independent registered public accounting firm accompanying our financial statements for the year ended December 31, 2009, included in our Form 10-K filed with the SEC on March 31, 2010, contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern because of our operating losses and our need for additional capital.  Such doubt could make it more difficult for us to raise additional capital and may materially and adversely affect the terms of any financing that we may obtain. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of us to continue as a going concern.

Since the cash resources of the Company as of September 30, 2010 are insufficient to meet its current working capital needs and on going business plan, the Company is seeking to raise additional funds either through additional debt or equity financings during 2010.  Subsequent to September 30, 2010, the Company raised approximately $50,000 in private debt and equity financing and as of the date of this report, the Company has approximately $1 million remaining open on the 2010 Stock Offering.

Also, the Company expects to improve its cash flow from operating activities through continued cost reductions and its continued implementation of strategic marketing partnerships, including its acquisition of Rovion.

Results of Operations

The Three Months Ended September 30, 2010 Compared to the Three Months Ended September 30, 2009

Total revenue was $176,900 and $371,600 for the three months ended September 30, 2010 and 2009, respectively, representing a decrease of $194,700.  The decrease was due to a decrease in subscription revenues of $97,000 during the three months ended September 30, 2010 as compared to the same period last year and a decrease in professional services of $97,700 during the three months ended September 30, 2010 as compared to the same period last year.

Subscription revenues for the three months ended September 30, 2010 were $70,200 as compared to $167,200 during the same period last year. Subscription revenues decreased $97,000 due to a decrease in our customers to 9,701 recurring subscribers as of September 30, 2010 from 15,288 subscribers as of September 30, 2009. The decrease in subscriptions was due to the bankruptcy in January 2010 of Kiddie Kandids LLC, an affiliate of our marketing partner Online Solutions LLC.  While Online Solutions LLC is not a part of the bankruptcy, we continue to provide hosting services and earn revenue from customers existing at the time of the bankruptcy.  In the third quarter of 2010, we purchased OurFamilyLife.com which generates 100% of the subscription revenue for $20,000 from Online Solutions, Inc. and now earn 100% of the subscription revenue generated from the web property.  Furthermore, we continue to believe that digital media sharing products and services are relatively new, and as a result, it is difficult to determine our current market share or predict our future market share.  We believe that the market for digital media sharing products and services can grow and that related market opportunities are also expected to grow. Our revenue, profitability and future growth depend not only on the anticipated market growth, but also our ability to execute our business plan and ultimate customer acceptance of our products and services and the success or failure of our competitors.  As a result, we expect the trend of our revenues to be positive, however, provide no assurance that such will occur.

Professional services revenues for the three months ended September 30, 2010 was $106,700 as compared to $204,400 during the same period last year. The decrease of $97,700 was due to us providing custom website design services under software development contracts entered into during the first and second quarter of 2010, as compared to our contracts during the same period last year which were different in scope and larger in total contract amount.  From time to time, we may enter into professional services agreements resulting from our strategic partnership marketing activities and as a result, revenues from professional services may recur in future periods.   Additionally, the decrease was partially offset by revenues of $83,000 from Rovion for the one month ended September 30, 2010, as the acquisition of Rovion closed August 31, 2010.

Total cost of revenue was $76,100 and $188,000 for the three months ended September 30, 2010 and 2009, respectively, representing a decrease of $111,900.  The decrease was due to a decrease in subscription cost of revenues of $70,300 and decreased cost of professional services revenue of $41,600 during the three months ended September 30, 2010, respectively.

The decrease in cost of subscription revenues for the three months ended September 30, 2010 as compared to the same period last year is due to primarily having a decrease in subscription sales. Cost of subscription revenues for the three months ended September 30, 2010 were mostly derived from our marketing partnerships, hosting and setup services incurred from website services provided to our subscribers.

The decrease in cost of professional services revenues for the three months ended September 30, 2010 as compared to the same period last year is due to having provided fewer professional services, primarily labor related costs, during the three months ended September 30, 2010 whereas there were more services provided during the same period last year.  Additionally, the decrease was partially offset by cost of professional services revenues of $38,700 from Rovion for the one month ended September 30, 2010, as the acquisition of Rovion closed August 31, 2010.

Research and development expense was $90,500 and $18,600 for the three months ended September 30, 2010 and 2009, respectively, representing an increase of $71,900. The increase was primarily due to higher amounts of research and development activities including additional development personnel and consultants which was part of our efforts of improving our online products. Additionally, the increase was due to research and development expense of $21,400 from Rovion for the one month ended September 30, 2010, as the acquisition of Rovion closed August 31, 2010.

Sales and marketing expense was $41,600 and $43,300 for the three months ended September 30, 2010 and 2009, respectively, representing a decrease of $1,700. The decrease was primarily due to lower amounts of sales and marketing activities and promotions during the three months ended September 30, 2010. Additionally, the decrease was partially offset by sales and marketing expenses of $34,100 from Rovion for the one month ended September 30, 2010, as the acquisition of Rovion closed August 31, 2010.

General and administrative expense was $401,900 and $317,100 for the three months ended September 30, 2010 and 2009, respectively, representing an increase of $84,800. The change was primarily due to an increase of $58,400 in professional fees related to legal and other professional service fees and partially offset by a a decrease of $66,500 in non-cash warrant and option expense.  Additionally, the increase was partially due to general and administrative expense of $51,100 from Rovion for the one month ended September 30, 2010, as the acquisition of Rovion closed August 31, 2010.

Interest expense was $197,700 and $405,500 for the three months ended September 30, 2010 and 2009, respectively, representing an decrease of $207,800.  The decrease was attributable to interest and debt discount amortization expense of $197,700 during the three months ended September 30, 2010, which was primarily related to our promissory note borrowings of approximately $2.1 million outstanding as of September 30, 2010.

The Nine Months Ended September 30, 2010 Compared to the Nine Months Ended September 30, 2009

Total revenue was $465,300 and $1,059,000  for the nine months ended September 30, 2010 and 2009, respectively, representing a decrease of $593,700. The decrease was due to a decrease in subscription revenues of $259,600 during the nine months ended September 30, 2010 as compared to the same period last year and a decrease in professional services of $334,100 during the nine months ended September 30, 2010 as compared to the same period last year.

Subscription revenues for the nine months ended September 30, 2010 were $298,200 as compared to $557,800 during the same period last year. Subscription revenues decreased $259,600 due to a decrease in our customers to 9,701 recurring subscribers as of September 30, 2010 from 15,288 subscribers as of September 30, 2009. The decrease in subscriptions was due to the bankruptcy in January 2010 of Kiddie Kandids LLC, an affiliate of our marketing partner Online Solutions LLC.  While Online Solutions LLC is not a part of the bankruptcy, we continue to provide hosting services and earn revenue from customers existing at the time of the bankruptcy.  In the third quarter of 2010, we purchased OurFamilyLife.com which generates 100% of the subscription revenue for $20,000 from Online Solutions, Inc. and now earn 100% of the subscription revenue generated from the web property.  Furthermore, we continue to believe that digital media sharing products and services are relatively new, and as a result, it is difficult to determine our current market share or predict our future market share.  We believe that the market for digital media sharing products and services can grow and that related market opportunities are also expected to grow. Our revenue, profitability and future growth depend not only on the anticipated market growth, but also our ability to execute our business plan and ultimate customer acceptance of our products and services and the success or failure of our competitors.  As a result, we expect the trend of our revenues to be positive, however, provide no assurance that such will occur.

Professional services revenues for the nine months ended September 30, 2010 were $167,100 as compared to $501,200 during the same period last year. The decrease of $334,100 was due to us providing custom website design services under software development contracts entered into during the first and second quarter of 2010, as compared to our contracts during the same period last year which were different in scope and larger in total contract amount.  From time to time, we may enter into professional services agreements resulting from our strategic partnership marketing activities and as a result, revenues from professional services may recur in future periods.   Additionally, the decrease was partially offset by revenues of $83,000 from Rovion for the one month ended September 30, 2010, as the acquisition of Rovion closed August 31, 2010.

Total cost of revenue was $235,600 and $517,600 for the nine months ended September 30, 2010 and 2009, respectively, representing a decrease of $282,000. The decrease was due to a decrease in subscription cost of revenues of $134,400 and decreased cost of professional services revenue of $147,600 during the nine months ended September 30, 2010, respectively.

The decrease in cost of subscription revenues for the nine months ended September 30, 2010 as compared to the same period last year is due to primarily having a decrease in subscription sales. Cost of subscription revenues for the nine months ended September 30, 2010 were mostly derived from our marketing partnerships, hosting and setup services incurred from website services provided to our subscribers.

The decrease in cost of professional services revenues for the nine months ended September 30, 2010 as compared to the same period last year is due to having provided fewer professional services, primarily labor related costs, during the nine months ended September 30, 2010 whereas there were more services provided during the same period last year. Additionally, the decrease was partially offset by cost of professional services revenues of $38,700 from Rovion for the one month ended September 30, 2010, as the acquisition of Rovion closed August 31, 2010.

Research and development expense was $143,800 and $72,600 for the nine months ended September 30, 2010 and 2009, respectively, representing an increase of $71,200. The increase was primarily due to higher amounts of research and development activities which included continued development and improvement of our online products. Additionally, the increase was due to research and development expense of $21,400 from Rovion for the one month ended September 30, 2010, as the acquisition of Rovion closed August 31, 2010.

Sales and marketing expense was $47,200 and $89,200 for the nine months ended September 30, 2010 and 2009, respectively, representing a decrease of $42,000. The decrease was primarily due to lower amounts of sales and marketing activities and promotions during the nine months ended September 30, 2010. Additionally, the decrease was partially offset by sales and marketing expenses of $34,100 from Rovion for the one month ended September 30, 2010, as the acquisition of Rovion closed August 31, 2010.

General and administrative expense was $1,586,400 and $1,009,500 for the nine months ended September 30, 2010 and 2009, respectively, representing an increase of $576,900. The change was primarily due to an increase of $238,100 in professional fees related to legal and other professional service fees, an increase of $234,400 in non-cash warrant and option expense and partially offset by a decrease in employee benefits of $20,300 and $11,900 in office occupancy costs.  Additionally, the increase was partially due to general and administrative expense of $51,100 from Rovion for the one month ended September 30, 2010, as the acquisition of Rovion closed August 31, 2010.

Interest expense was $804,200 and $903,700  for the nine months ended September 30, 2010 and 2009, respectively, representing a decrease of $99,500.  The increase was attributable to interest and debt discount amortization expense of $804,200 during the nine months ended September 30, 2010, which was primarily related to our promissory note borrowings of approximately $2.1 million outstanding as of September 30, 2010.

Liquidity and Capital Resources

Cash Flows

At September 30, 2010, our cash and cash equivalents were $79,500, an increase of $79,500 from none as of December 31, 2009.  The change in our cash was due to receiving $1,942,400 cash proceeds related to our private placement of our 2010 Stock Offering and 2010 Promissory Notes.  The increase in cash was partially offset by $357,500 cash used to pay certain matured debt, cash used in financing costs of $232,500, cash used in operating activities of $1,185,000 and cash used in investing activities of $88,200.

Historically, we have incurred losses and have had capital and stockholders’ deficits and limited cash to fund our operations.  During the three months ended September 30, 2010, we have been able to rely upon cash generated from our debt and equity financing along with some cash generated from our subscription and professional services revenues. We expect this trend to continue until we can solely rely upon cash generated from our revenues, however, until such time, we continue to rely upon cash generated from debt and equity financing activities.  As of September 30, 2010, we remain in a negative working capital position.  Moreover, principal portions of certain convertible promissory notes in the aggregate amount of $1,090,900 already matured and were past due as of the date of this report.  Certain convertible promissory notes in the aggregate amount of $1,413,000 are due before December 31, 2010 with all the remaining balances due by December 2011.   If those maturities are not satisfied through conversions of their principal balances into common stock, or if we are unable to successfully renegotiate the maturity dates of those notes, then we will need to rely upon additional debt or equity financing to satisfy those upcoming maturities.  As a result, we plan to continue to seek out and raise capital through additional private placement equity or debt offerings during 2010, although we have no assurance that such financings will be completed.

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

The 2010 Promissory Notes

During the nine months ended September 30, 2010, we received cash proceeds of $515,000 through short term loans from ten investors.  In exchange for these funds, we issued the investors an aggregate of 2,403,334 shares of common stock and also issued them promissory notes with an aggregate principal balance of $643,750 (the “2010 Promissory Notes”).  As a result, we recorded debt discount of $235,300 related to the original issue discount and common stock issued with the promissory notes.  The debt discount is amortized over for the same term of the notes.  The notes accrue interest at the rate of 8% per annum and are payable at maturity six months after issuance.  We plan to satisfy its obligation under these notes with the proceeds from additional equity offering discussed further below.  During the nine months ended September 30, 2010, we paid in full $480,000 of the 2010 Promissory Notes, $355,000 of which was paid with 3,550,000 Units of our 2010 Stock Offering (discussed further below) and $125,000 was paid in cash. The offer and sale of the securities above were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder.

2010 Stock Offering

During the first quarter of 2010, we entered into an investment banking agreement whereby we agreed to raise capital in a private placement offering (“2010 Stock Offering”).  Pursuant to the terms of the 2010 Stock Offering, as amended in the third quarter of 2010, we are offering a minimum of 1,000,000 Units and a maximum of 25,000,000 Units at a price of $0.10 per Unit to “accredited investors”, as such term is defined under Regulation D adopted under the Securities Act of 1933 (“Act”).  Each Unit consists of four shares of the Company’s common stock, $0.001 par value, plus one five-year A Warrant to purchase one share of our common stock at an exercise price of $0.05 per share and one five-year B Warrant to purchase one share of our common stock at an exercise price of $0.10 per share.  The A Warrants are callable by us at any time beginning on the first day after the twenty trading day volume weighted average price (“VWAP”) of one share of our common stock exceeds $0.10 and the B Warrants are callable by us at any time beginning on the first day after the twenty trading day VWAP of one share of our common stock exceeds $0.20.  A minimum investment of 250,000 Units for $25,000 is required, subject to our right to accept a smaller investment in our sole discretion. We may sell up to an additional 2,000,000 Units pursuant to overallotments.

As of September 30, 2010, we raised $1,748,000 from accredited investors who purchased 17,479,750 Units in the 2010 Stock Offering, and as a result, we issued 69,919,000 shares of our common stock, 17,479,750 A Warrants and 17,479,750 B Warrants.  Subsequent to September 30, 2010, we sold $50,000 to accredited investors who purchased 500,000 Units in the 2010 Stock Offering, and as a result, we issued 2,000,000 shares of our common stock, 500,000 A Warrants and 500,000 B Warrants.  In connection with the 2010 Stock Offering, we incurred financing costs to our investment banker of $233,800 and also issued warrants to purchase up to 17,479,750 shares of common stock at an exercise price of $0.05 per share and warrants to purchase up to 3,495,950 shares of common stock at an exercise price of $0.10 per share. The offer and sale of the securities above were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder.

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

Off-Balance Sheet Arrangements

As of September 30, 2010, we had no off-balance sheet arrangements.

Related Party Transactions

As of September 30, 2010 and December 31, 2009, $36,600 was due to an officer of the Company, who is also a principal stockholder. The amount due to the officer does not bear interest, is not collateralized and has no formal repayment terms.  During the nine months ended September 30, 2010 and 2009, no amounts of the net amount owed was paid to the officer, respectively.

As of September 30, 2010 and December 31, 2009, $45,000 was due to an officer of the Company pursuant to the 2007 Convertible Promissory Note agreements, as further discussed in Note 6 above.

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

Website and Software Development Costs—Under Emerging Issues Taskforce Statement 00-2, Accounting for Website Development Costs (“EITF 00-2”), costs and expenses incurred during the planning and operating stages of our website are expensed as incurred. Under EITF 00-2, costs incurred in the website application and infrastructure development stages are capitalized by us and amortized to expense over the website’s estimated useful life or period of benefit.

We also applie Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed to costs incurred internally in creating its software products.  Under SFAS No. 86, costs are charged to research and development expense until technological feasibility has been established for the related product.  Technical feasibility is deemed to have been established upon completion of a detail program design or completion of a working model.  Subsequent to technological feasibility having been established, software production costs shall be capitalized and reported at the lower of amortized cost or net realizable value.

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

Customers signup and agree to purchase the website service on a monthly or annual basis, at the customer’s option. The monthly customers pay monthly in advance of the services, and as the services are performed, we recognize subscription revenue on a daily basis.

For annual customers, upon payment of a full year’s subscription service, the subscription revenue is recorded as deferred revenue in the accompanying balance sheet. As services are performed, we recognize subscription revenue ratably on a daily basis.

During the three months ended September 30, 2010, we also distributed our website service through a marketing partnership and shared a portion of revenue generated with the marketing partner. In accordance with Emerging Issue Task Force No. 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent, revenue is reported gross of the payment received from its marketing partner because we act as the primary obligor and are responsible for the fulfillment of services.

We also derive revenues from the sale of software licenses and professional services, which includes producing and encoding, hosting, and providing customer support.  We recognize revenue when persuasive evidence of an arrangement exists, we have delivered the product or performed the service, the fee is fixed or determinable and collectability is probable.  When we enter into arrangements with multiple deliverables and when the delivered items are deemed to be separate units of accounting, we allocate the arrangement consideration to the separate units based on their relative fair value.  All amounts billed or received in excess of the revenue recognized are included in deferred revenue.

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

Recently Issued Accounting Standards

See Note 10 to the financial statements included elsewhere in this report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk – N/A

Item 4. Controls and Procedures

Disclosure Controls And Procedures

As required by SEC Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), our Chief Executive and Chief Financial Officers carried out an evaluation under the supervision and with the participation of our management, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing evaluation, we have concluded that our disclosure controls and procedures are not effective as of September 30, 2010 in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.  Specifically, we had material weaknesses in our internal control over financial reporting as described in Item 9A in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 as filed with the SEC on March 31, 2010 and those deficiencies have not yet been remediated by us.

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

Based on the foregoing evaluation, we have concluded that there was no change in our internal control over financial reporting that occurred during the three months ended September 30, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  We continue to have material weaknesses in our internal control over financial reporting as described in Item 9A in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 as filed with the SEC on March 31, 2010 and those deficiencies have not yet been remediated by us.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings - None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

2010 Stock Offering

During the first quarter of 2010, we entered into an investment banking agreement whereby we agreed to raise capital in a private placement offering (“2010 Stock Offering”).  Pursuant to the terms of the 2010 Stock Offering, as amended in the third quarter of 2010, we are offering a minimum of 1,000,000 Units and a maximum of 25,000,000 Units at a price of $0.10 per Unit to “accredited investors”, as such term is defined under Regulation D adopted under the Securities Act of 1933 (“Act”).  Each Unit consists of four shares of our common stock, $0.001 par value, plus one five-year A Warrant to purchase one share of our common stock at an exercise price of $0.05 per share and one five-year B Warrant to purchase one share of our common stock at an exercise price of $0.10 per share.  The A Warrants are callable by us at any time beginning on the first day after the twenty trading day volume weighted average price (“VWAP”) of one share of our common stock exceeds $0.10 and the B Warrants are callable by us at any time beginning on the first day after the twenty trading day VWAP of one share of our common stock exceeds $0.20.  A minimum investment of 250,000 Units for $25,000 is required, subject to our right to accept a smaller investment in our sole discretion. We may sell up to an additional 2,000,000 Units pursuant to overallotments.

As of September 30, 2010, we raised $1,748,000 from accredited investors who purchased 17,479,750 Units in the 2010 Stock Offering, and as a result, we issued 69,919,000 shares of our common stock, 17,479,750 A Warrants and 17,479,750 B Warrants.  Subsequent to September 30, 2010, we sold $50,000 to accredited investors who purchased 500,000 Units in the 2010 Stock Offering, and as a result, we issued 2,000,000 shares of our common stock, 500,000 A Warrants and 500,000 B Warrants.  In connection with the 2010 Stock Offering, we incurred financing costs to our investment banker of $233,800 and also issued warrants to purchase up to 17,479,750 shares of common stock at an exercise price of $0.05 per share and warrants to purchase up to 3,495,950 shares of common stock at an exercise price of $0.10 per share. The offer and sale of the securities above were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder.

Other Share Issuances

In connection with the acquisition of Rovion, we issued 85,309,620 shares of our common stock.  See Note 9 for further discussion on the Rovion acquisition. The offer and sale of the securities above were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Section 4(2) and Section 4(6) of the Securities Act and/or Rule 506 of Regulation D adopted thereunder.

During the three months ended September 30, 2010, we issued 666,956 shares of our common stock for $15,340 of interest due on the 2007 Convertible Promissory Notes.   During the three months ended September 30, 2010, we issued 300,000 shares of common stock for professional services and fees of $15,000.  The offer and sale of the securities above were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Section 4(2) and Section 4(6) of the Securities Act and/or Rule 506 of Regulation D adopted thereunder.

On October 22, 2010, we converted $175,000 unsecured non-interest bearing note payable to a stockholder into 7,000,000 shares of our common stock for full satisfaction of the debt. The offer and sale of the securities above were effected in reliance on the exemptions for sales of securities not involving a public offering, as set forth in Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder.

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

DIGITALPOST INTERACTIVE, INC. (Registrant)

November 18, 2010	/s/ Michael Sawtell
Michael Sawtell
Chief Executive Officer and Chairman

November 18, 2010	/s/ Steven Dong
Steven Dong
Chief Financial Officer and Director

November 18, 2010	/s/ Brian Goss
Brian Goss
Chief Technology Officer and Director